Form 10-K
period 2004-12-31
BOARDWALK PIPELINES LLC
filed 2005-03-18
CIK 1262943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

Commission file number: 333-108693-01
BOARDWALK PIPELINES, LLC
(Exact name of registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
06-1687421
(I.R.S. Employer Identification No.)
3800 Frederica Street Owensboro, Kentucky 42301 (270) 926-8686
(Address and Telephone Number of Registrant’s Principal Executive Office)
4922 Primary Standard Industrialization Classification Code Number
NONE Securities registered pursuant to Section 12(b) of the Act
NONE Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  X    No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__  No X

The aggregate market value of common stock held by non-affiliates of the registrant as of the latest practicable date. Not applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Not applicable

Documents incorporated by reference. None

Boardwalk Pipelines, LLC meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TABLE OF CONTENTS

2004 FORM 10-K

BOARDWALK PIPELINES, LLC

PART I

3

Item 1.  Business.

3

Item 2.  Properties.

6

Item 3.  Legal Proceedings and Other Events.

6

PART II

7

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities.

7

Item 7.   Management's Narrative Analysis of the Results of Operations.

7

Business

7

Critical Accounting Policies and Estimates

7

Financial Analysis of Operations

9

Financial Condition and Liquidity

10

Forward-Looking Statements

10

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

11

Item 8.   Financial Statements and Supplementary Data

12

Note 1:  Corporate Structure

20

Note 2:  Accounting Policies

22

Note 3:  Commitments and Contingencies

28

Note 4:  Financing

33

Note 5:  Employee Benefits

33

Note 6:  Income Tax

40

Note 7:  Financial Instruments

41

Note 8:  Major Customers and Transactions with Affiliates

42

Note 9:  Selected quarterly financial data (unaudited)

43

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

44

Item 9A.  Controls and Procedures

44

Item 9B.  Other Information

44

PART III

45

Item 14.  Principal Accounting Fees and Services

45

PART IV

46

Item 15.  Exhibits, Financial Statement Schedules.

46

PART I

Item 1.  Business.

Boardwalk Pipelines

Boardwalk Pipelines, LLC (Boardwalk) (formerly TGT Pipeline, LLC) is a holding company which is engaged, through its subsidiaries, in the operation of interstate natural gas transmission pipeline systems. Boardwalk ’s principal subsidiaries are Texas Gas Transmission, LLC (Texas Gas), acquired in May of 2003, and Gulf South Pipeline Company, LP (Gulf South), acquired in December of 2004.  Boardwalk has no significant assets or operations other than its investments in Texas Gas and Gulf South.  Boardwalk is an indirect, wholly owned subsidiary of Loews Corporation (Loews).

 Acquisitions of Texas Gas and Gulf South

Boardwalk was formed in April 2003 to acquire all of the outstanding capital stock of Texas Gas Transmission Corporation (TG-Acquisition), which subsequently converted to a limited liability company and is now known as Texas Gas Transmission, LLC.  The TG-Acquisition was consumated on May 16, 2003.

On December 29, 2004, Boardwalk acquired Gulf South for a purchase price of $1.136 billion, subject to certain working capital adjustments (GS-Acquisition). The results of Gulf South have been included in the Consolidated Financial Statements from the date of the GS-Acquisition. The GS-Acquisition was funded with a $575 million term loan (Interim Loan) and a capital contribution from Boardwalk’s parent company, Boardwalk Pipelines Holding Corp. (Holding Corp) (formerly TGT Pipeline Holding Corp). In January of 2005, Gulf South issued $275 million aggregate principal amount of its 5.05% notes due 2015 (Gulf South Notes) and Boardwalk issued $300 million aggregate principal amount of its 5.50% notes due 2017 (Boardwalk Notes). The net proceeds of these two offerings were used to repay the Interim Loan.

Texas Gas

Texas Gas owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois.

Texas Gas’ pipeline transmission system is composed of:

•

approximately 5,900 miles of mainline, storage, and branch transmission pipelines, having a mainline delivery capacity of approximately 2.8 billion cubic feet (Bcf) of gas per day;

•

31 compressor stations having an aggregate of approximately 516,000 horsepower; and

•

natural gas storage reservoirs in nine underground storage fields located in Indiana and Kentucky, having aggregate storage capacity of approximately 178 Bcf of gas, of which approximately 55 Bcf is working gas.

The map below reflects the location of the Texas Gas system:

Texas Gas owns a majority of its storage gas which it uses to meet operational balancing needs on its system, to meet the requirements of Texas Gas’ firm and interruptible storage customers, and to meet the requirements of its “No-Notice” (NNS) transportation service, which allows Texas Gas’ customers to temporarily draw from its storage gas during the winter season to be repaid in-kind during the following summer season. A small amount of storage gas is also used to provide “Summer No-Notice” (SNS) transportation service, designed primarily to meet the needs of summer season electrical power generation facilities. SNS customers may temporarily draw from Texas Gas’ storage gas in the summer, to be repaid during the same summer season. A large portion of the gas delivered by Texas Gas to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

Texas Gas’ direct market area encompasses eight states in the South and Midwest and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati and Dayton, Ohio; and Evansville and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines. At December 31, 2004, Texas Gas had transportation contracts with approximately 500 shippers, including distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers.

Recent requests for additional storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting Texas Gas to expand its storage facilities.  On February 11, 2005 Texas Gas received Federal Energy Regulatory Commission (FERC) approval to commence expansion of its Western Kentucky storage complex for service to two customers beginning November 1, 2005.  Texas Gas estimates this project will cost approximately $21.7 million and will allow the withdrawal of an additional 82,000 MMBtu per day.  In December of 2004, Texas Gas evaluated and conducted an open season for another storage expansion project, but has since withdrawn that project.

Gulf South

Gulf South owns and operates a natural gas pipeline and gathering system located in Texas, Louisiana, Mississippi, Alabama and Florida. Gulf South is connected to several major natural gas regional supply hubs and market centers, including Aqua Dulce, Carthage, Venice, Mobile Bay, Perryville and the Henry Hub, which serves as the designated delivery point for natural gas futures contracts traded on the New York Mercantile Exchange.

Gulf South’s pipeline system is composed of:

•

approximately 6,800 miles of transmission pipeline, having a peak day delivery capacity of approximately 3.5 Bcf of gas;

•

1,200 miles of gathering pipeline;

•

32 compressor stations having an aggregate of approximately 240,000 horsepower; and

•

natural gas storage reservoirs in two underground storage fields located in Louisiana and Mississippi having aggregate storage capacity of approximately 129 Bcf of gas, of which approximately 68.5 Bcf is working gas.

The map below reflects the location of the Gulf South system:

Gulf South uses its storage gas to offer customers flexibility in meeting peak day delivery requirements. Gulf South currently sells firm and interruptible storage services at its Bistineau gas storage facility located in north central Louisiana under market-based rates. Gulf South is developing a high-deliverability storage cavern at a leased facility located in Napoleonville, Louisiana that, when operational, is expected to add up to 6.0 Bcf of firm working gas capacity. This facility is expected to be in service and available for sale at market-based rates in the fourth quarter of 2008.

Gulf South transports natural gas for a broad mix of customers throughout the Gulf Coast region. At December 31, 2004, Gulf South had transportation contracts with approximately 200 shippers, including local distribution companies, municipalities, intrastate and interstate pipelines, direct industrial users, electrical generators, marketers and producers.

Government Regulation

The natural gas pipeline operations of Boardwalk’s subsidiaries are subject to regulation by the Securities and Exchange Commission, the Environmental Protection Agency and the FERC.   FERC regulates the pipelines under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act of 1978 (NGPA). They are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines. The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and the financial accounting of certain regulated pipeline companies.

The maximum rates that may be charged by Texas Gas and Gulf South for its gas transportation and storage services are established through the FERC ratemaking process. Key determinants in the ratemaking process are costs of providing service, allowed rate of return and volume throughput assumptions. The allowed rate of return must be approved by the FERC in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. Texas Gas is currently obligated to file a new rate case with the FERC, with rates to be effective no later than November 1, 2005. Gulf South currently has no obligation to file a new rate case.

Effective November 1, 1993, Texas Gas restructured its business to implement the provisions of FERC Order 636, which, among other things, required pipelines to unbundle their merchant role from their transportation services.  FERC Order 636 also provided that pipelines should be allowed the opportunity to recover a portion of prudently incurred transition costs which, for Texas Gas, were primarily related to gas supply realignment (GSR) costs and unrecovered purchased gas costs.

In September of 1995, Texas Gas received FERC approval of a settlement agreement, which resolved all issues regarding Texas Gas’ recovery of GSR costs.  Texas Gas paid approximately $76.0 million related to GSR costs and subsequently collected approximately $67.0 million, plus interest, from its customers.

GSR collections pursuant to the settlement ended in 2004.  On November 19, 2004, Texas Gas filed a final GSR reconciliation report with the FERC and revised tariff sheets to remove the GSR recovery mechanism from its rates.   On December 10, 2004, the FERC issued a letter order accepting the report.  As a result, Texas Gas recognized $3.3 million of revenue and a $1.8 million expense adjustment related to the settlement during the fourth quarter of 2004.  Texas Gas will also be required to refund approximately $0.4 million to customers during the first half of 2005.

Competition

Texas Gas competes primarily against other interstate pipeline systems in the transportation and storage of natural gas, while Gulf South competes primarily against intrastate, as well as interstate, pipelines in providing its transportation and storage services.  The principal elements of competition among pipelines are rates, terms of service, access to supply basins, and flexibility and reliability of service. In addition, the FERC’s continuing efforts to increase competition in the natural gas industry are having the effect of increasing the natural gas transportation options of both pipelines’ traditional customer base. As a result, segmentation and capacity release have created an active secondary market which, increasingly, competes with the pipelines. The business of Boardwalk is, in part, dependent on the volumes of natural gas consumed in the United States. Natural gas competes with other forms of energy available to its customers, including electricity, coal, and fuel oils. Most of Gulf South’s transportation services are provided at less than the current maximum applicable rates allowed by its tariff due to competition in the Gulf Coast area. Gulf South charges market based rates for its storage services provided from its Bistineau gas storage facility, and intends to charge market based rates for storage services to be provided at its new storage field in Louisiana, pursuant to authority granted to it by the FERC.

 Employee Relations

The pipelines had approximately 1,100 employees as of December 31, 2004.  A satisfactory relationship existed between management and labor during the period.  Boardwalk has a non-contributory, defined benefit pension plan which covers substantially all the Texas Gas employees and various other plans, which provide regular active employees with group life, hospital and medical benefits as well as disability benefits and savings benefits.  For further discussion of our employee benefits, see Note 5 of Notes to Financial Statements contained in Item 8 herein.

Item 2.  Properties.

The operating subsidiaries of Boardwalk own their respective pipeline systems in fee, with certain immaterial portions, such as offshore assets, being held jointly with third parties. A substantial portion of these systems is constructed and maintained pursuant to rights-of-way, easements, permits, and licenses or consents on and across property owned by others. Texas Gas owns its main office building and other facilities located in Owensboro, Kentucky. Gulf South maintains its headquarters facilities in approximately 55,000 square feet of leased office space located in Houston, Texas.  Storage facilities are either owned or contracted for under long-term leases.

Item 3.  Legal Proceedings and Other Events.

Boardwalk and its subsidiaries have only routine litigation in the normal course of business which is not expected to have a material impact on Boardwalk’s financial position or results of operations.  For a discussion of certain current legal proceedings, see Note 3 of Notes to Consolidated Financial Statements contained in Item 8 herein.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities.

Boardwalk is an indirect wholly-owned subsidiary of Loews.  As such, there is no public trading market for the common equity of Boardwalk.

Item 7.   Management's Narrative Analysis of the Results of Operations.

The discussion throughout this analysis refers to Boardwalk and its wholly-owned subsidiaries, Texas Gas and Gulf South.  The following discussions and analysis of results of operations, financial condition and liquidity should be read in conjunction with the Consolidated Financial Statements and notes thereto included within Item 8 herein.

Business

Boardwalk is the parent company of Texas Gas and Gulf South, each of which is an interstate natural gas pipeline company. Boardwalk is a holding company and conducts all of its operations through Texas Gas and Gulf South. Boardwalk has no significant assets or operations other than its investments in Texas Gas and Gulf South.  Boardwalk was formed in April 2003 to acquire Texas Gas, and completed the acquisition on May 16, 2003 (TG-Acquisition). Boardwalk acquired Gulf South on December 29, 2004 (GS-Acquisition).  Since Boardwalk had no assets or operations prior to its acquisition of Texas Gas, it refers to Texas Gas as its predecessor (Predecessor).  Boardwalk is an indirect, wholly owned subsidiary of Loews Corporation (Loews).

Critical Accounting Policies and Estimates

The  preparation  of  the  consolidated financial statements in conformity with accounting  principles  generally  accepted  in  the United States of America (GAAP) requires management to make estimates and assumptions that affect  the  amounts  reported in the consolidated financial statements and the related notes.  Actual results could differ from those estimates.

The accompanying consolidated financial statements of Boardwalk and Predecessor were prepared in accordance with GAAP.  As discussed above, Boardwalk was formed to acquire and succeed to substantially all of the business and operations of Texas Gas.  Accordingly, the financial statements of Texas Gas prior to the formation of Boardwalk and the subsequent acquisition of Texas Gas are presented herein as predecessor financial statements.  The consolidated Statements of Operations and Cash Flows have been separated by a bold vertical line separating Texas Gas predecessor financial statements from operations and cash flows of Boardwalk from its inception.  The consolidated Statements of Member’s Equity has a bold line separating the Predecessor equity from Boardwalk’s equity.

The accounting policies discussed below are considered by management to be critical to an understanding of Boardwalk’s consolidated financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on Boardwalk’s results of operations or equity.

Regulation.  The natural gas pipeline operations of Boardwalk’s subsidiaries are regulated by the FERC.  The FERC regulatory processes and procedures govern the rates that each pipeline is permitted to charge customers for interstate transportation and storage of natural gas.  From time to time, certain revenues collected may be subject to possible refunds upon final FERC orders.  Accordingly, estimates of rate refund reserves are recorded considering third-party’s regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk adjusted, as well as other risks.  At December 31, 2004, there were no pending rate case proceedings and no associated rate refunds.  Texas Gas is required to file a rate case with the FERC with rates to be effective no later than November 1, 2005.   No assurances can be provided as to the financial outcome of Texas Gas’ planned 2005 rate case relative to its current rate structure.

Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” requires rate-regulated public utilities that apply this standard to account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates.  In applying SFAS No. 71, Texas Gas capitalizes certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to customers in future periods.  Gulf South does not apply SFAS No. 71 since certain services provided by Gulf South are market based and competition in Gulf South’s market area often results in discounts from the maximum allowable cost-based rate such that SFAS No. 71 is not appropriate.

The storage facilities operated by Texas Gas and Gulf South store gas that is owned by them as well as gas owned by customers.  Various services provided by Texas Gas and Gulf South allow customers to borrow gas with a requirement to repay the gas at some future prescribed date.  Consistent with certain regulatory treatment prescribed by the FERC as a result of risk-of-loss provisions included in its tariff, Texas Gas reflects an equal and offsetting receivable and payable for certain customer-owned gas in its facilities for certain storage and related services.  Volumes held on behalf of others by Gulf South are not reflected on the Consolidated Statements of Financial Position.

Contingencies.  Boardwalk records liabilities for estimated loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect previous assumptions with respect to the likelihood or amount of loss.  Liabilities for contingent losses are based upon management’s assumptions and estimates regarding the probable outcomes of the matters.  Should the outcomes differ from the assumptions and estimates, revisions to the liabilities for contingent losses would be required.

Purchase Price Allocation and Impairment of Goodwill.  Boardwalk’s purchase price allocation for the TG-Acquisition reflects the underlying assumption that the historical net book value of regulatory related assets and liabilities are considered to be the fair value of those respective assets and liabilities.  The excess purchase price over the fair value of the assets and liabilities was allocated to goodwill.  SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment test performed in accordance with SFAS No. 142 requires that a reporting unit’s fair value be estimated.  Texas Gas used a discounted cash flow model to estimate the fair value of its operating segment, and that estimated fair value was compared to its carrying amount, including goodwill.  The estimated fair value was in excess of the carrying amount at December 31, 2004 and therefore resulted in no impairment.

During 2004, adjustments were made to finalize the estimated allocation that reduced goodwill by approximately $5.8 million and reduced other liabilities related to the resolution of certain revenue refund issues, as well as the related deferred income tax impact.  As of December 31, 2004, Boardwalk had $163.5 million of goodwill recorded as an asset on its balance sheet.  Changes to the estimates after May 2004, other than those related to the tax basis of our assets and liabilities, will be recorded in results of operations.  Boardwalk has made a preliminary allocation of its purchase price in connection with the GS-Acquisition.  The determination of fair value with respect to property, plant and equipment, as well as gas in storage, is subject to expert appraisal analyses.  Such analyses will be finalized in 2005 and Boardwalk may adjust the purchase price allocation as a result.  Additionally, certain preacquisition contingencies are subject to additional analyses and may also adjust the purchase price allocation during 2005.

Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Employee Benefits.   Boardwalk has a defined-benefit pension plan for substantially all its Texas Gas employees.  Texas Gas also has a health care plan which accords postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements.  Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans.  These factors include assumptions about the discount rate, expected return on plan assets, and rate of future compensation increases, within certain guidelines.  In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.  These differences may result in a significant impact on the amount of expense and liability recorded in future periods.

Financial Analysis of Operations

This analysis discusses the financial results of operations of Boardwalk (and, where applicable, its Predecessor) for the years 2004 and 2003.  As more fully discussed in the Notes to Consolidated Financial Statements, the TG-Acquisition purchase price allocation created a new basis of accounting in May of 2003, necessitating the use of a bold vertical line in the Statement of Operations.  For the purpose of this financial analysis of operations, Boardwalk has combined the Predecessor and post-TG-Acquisition results for 2003. This pro forma total combines two different bases of accounting, which qualifies as a non-GAAP measure.  However, due to the fact that the purchase price allocation considers that historical book value is equal to fair value, there are not significant differences between the two presentations.  Texas Gas’ depreciation expense and interest expense are impacted by the new purchase price allocation and related financing.  As the excess of fair value paid over net book value was allocated to goodwill for Texas Gas, which is non-amortizable, there is no impact on results of operations from that allocation item.

The GS-Acquisition was consummated on December 29, 2004.  Three days of activity are included in the Consolidated Statements of Operations and Cash Flows.  Approximately $2.0 million of franchise taxes were recorded in the period ended December 31, 2004 as Taxes other than income taxes.  All other financial activity of Gulf South for those three days is considered immaterial and does not impact discussions below.

2004 Compared to 2003:

Operating revenues increased $7.3 million, or 2.8 percent in 2004, compared to 2003, primarily attributable to the following:

•

 $3.9 million increase in storage services due to new contracts; and

•

 $3.3 million from a regulatory settlement in 2004.

These increases were partially offset by

•

less transportation by others revenue due to the expiration of transportation contracts on third-party pipelines; and

•

lower Summer No-Notice services that were negatively impacted by the high price of gas which caused power plants to find alternative sources of fuel or to shut down.

Operating costs and expenses increased $15.7 million in 2004 compared to 2003 primarily attributable to the following:

•

$5.7 million decrease in accruals in 2003 primarily related to benefits;

•

$4.0 million higher labor and benefit costs due to an increase in the workforce;

•

$3.9 million accrual for environmental costs;

•

$2.2 million increase in operation maintenance projects;

•

$1.0 million increase in property and liability insurance costs; and

•

$1.0 million increase in corporate overhead costs.

These expenses were partially offset by:

•

$3.0 million in lower depreciation expense primarily as a result of the application of purchase accounting for the TG-Acquisition;

•

$1.8 million decrease in expense due to a regulatory settlement; and

•

$1.5 million decrease in cost of gas transportation expenses due to the expiration of transportation contracts on third party pipelines.

Net income decreased $8.1 million, or 14.2 percent, primarily due to the increase in operating expenses explained above, partially offset by the increase in operating revenues.  Net miscellaneous other expenses were $4.9 million higher in 2004 than 2003 due to higher incremental debt due to the TG-Acquisition and a decrease in interest income due to lower cash balances and yields.  Income tax expense (charge-in-lieu-of) is $5.2 million lower in 2004 than 2003 due to the decrease in income.

Property, plant and equipment, prior to the TG-Acquisiton, included certain amounts in excess of the original cost of regulated facilities, as a result of the The Williams Company, Inc. (Williams) 1995 acquisition of Texas Gas.  This excess was being depreciated over 40 years, the estimated remaining useful lives of the assets at the date of

Williams’ acquisition of Texas Gas, at approximately $11.0 million per year.  $4.1 million of this depreciation was recorded during the Predecessor period of 2003, but is not reflected in the post-TG-Acquisition property, plant and equipment amounts.  Current FERC policy does not permit Texas Gas to recover through its rates amounts in excess of original cost.

Financial Condition and Liquidity

Boardwalk is a holding company and derives all of its cash flow from its subsidiaries, Texas Gas and Gulf South.  Boardwalk’s primary capital requirement is to make interest payments on its outstanding debt.  Boardwalk also advances funds to its parent company, Holding Corp.  Texas Gas and Gulf South fund their respective operations and capital requirements with cash flows from operating activities and repayments of funds advanced to Boardwalk.  For further discussion of advances to affiliates, see Note 2 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Boardwalk has no guarantees of off-balance-sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in its credit ratings.  At December 31, 2004, Boardwalk’s credit ratings were as follows:

Moody’s Investors Service	Baa2
Standard & Poor’s	BBB
Fitch Ratings	BBB

A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating.

In December of 2004, Boardwalk borrowed $575.0 million as an interim term loan in connection with the GS-Acquisition. In January of 2005, Boardwalk issued $300.0 million principal amount of 5.50% notes due 2017 and Gulf South issued $275.0 million principal amount of 5.05% notes due 2015. The proceeds from these notes, together with available cash, were used to repay the interim loan. For a further discussion of Boardwalk’s financing, see Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Capital expenditures, net of retirements and salvage, for 2004 and 2003 were $41.9 million and $34.7 million, respectively.  Texas Gas and Gulf South capital expenditures for 2005 are expected to be approximately $92.0 million.

The table below summarizes the significant contractual cash payment obligations of Boardwalk and its subsidiaries by period (in millions).

	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Leases commitments	$ 8.1	$ 2.6	$ 5.5	-	-
Contributions to benefit plans	5.3	5.3	-	-	-
Capital commitments	34.8	33.5	1.3	-	-
Long-term debt	1,110.0	-	-	-	$ 1,110.0
Total	$ 1,158.2	$ 41.4	$ 6.8	-	$ 1,110.0

Forward-Looking Statements

Investors are cautioned that certain statements contained in this Report as well as some statements in periodic press releases and some oral statements made by officials of Boardwalk and its subsidiaries, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Act). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by Boardwalk or its subsidiaries, which may be provided by management are also forward-looking statements as defined by the Act.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond Boardwalk’s control, that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•

The gas transmission and storage operations of its subsidiaries are subject to government regulations and rate proceedings that could have an adverse impact on their ability to recover the costs of operating their pipeline facilities.

•

Texas Gas and Gulf South are subject to environmental and safety regulation in all jurisdictions in which they operate, and any changes in such regulations could negatively affect Boardwalk’s results of operations.

•

Gas transmission and storage activities involve numerous risks that might result in accidents and other operating risks and costs.

•

Terrorist activities and the potential for military and other actions could adversely affect Boardwalk’s business.

•

Increased competition could have a significant financial impact on Boardwalk.

•

New natural gas supply sources may fail to develop.

•

Texas Gas and Gulf South may not be able to maintain or replace gas transportation service and storage contracts at favorable rates as existing contracts expire.

•

A significant portion of Texas Gas’ and Gulf South’s revenues are from a small number of customers.

Developments in any of these areas, which are more fully described elsewhere in this Report, could cause Boardwalk’s results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report and Boardwalk expressly disclaims any obligation or undertaking to update these statements to reflect any change in Boardwalk’s expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Boardwalk’s market risk is substantially limited to its long-term debt.  All interest on long-term debt is fixed in nature.  Total long-term debt at December 31, 2004, had a carrying value of $1,106.1 million and a fair value of $1,105.4 million.  The weighted-average interest rate of Boardwalk’s long-term debt is 4.26%.  Certain volumes of gas stored underground at Gulf South are available for sale and subject to commodity price risk.  This gas is reflected at fair value at December 31, 2004.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk Pipelines, LLC:

We have audited the accompanying consolidated statements of financial position of Boardwalk Pipelines, LLC (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, member’s equity, and cash flows for the year ended December 31, 2004 and the period May 17, 2003 through December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period May 17, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Texas Gas Transmission, LLC

     We have audited the accompanying statements of operations, stockholder’s equity, and cash flows of Texas Gas Transmission, LLC (formerly Texas Gas Transmission Corporation) (the “Company”) for the period January 1, 2003 through May 16, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period January 1, 2003 through May 16, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Texas Gas Transmission, LLC

      We have audited the accompanying statements of operations, cash flows, and stockholder’s and member’s equity of Texas Gas Transmission, LLC (formerly Texas Gas Transmission Corporation) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Texas Gas Transmission, LLC for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Houston, Texas

March 5, 2003

BOARDWALK PIPELINES, LLC

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (Thousands of Dollars)

	December 31,
ASSETS	2004	2003
Current Assets:
Cash and cash equivalents	$ 16,518	$ 19,171
Receivables, net:
Trade	45,662	28,070
Other	26,978	6,312
Gas Receivables:
Transportation and exchange	39,568	2,357
Storage	13,948	15,355
Inventories	14,182	13,529
Costs recoverable from customers	2,611	3,729
Deferred income taxes	13,097	5,030
Gas stored underground	3,534	-
Prepaid expenses and other current assets	6,677	4,810
Total current assets	182,775	98,363

Property, Plant and Equipment:
Natural gas transmission plant	1,676,729	562,930
Other natural gas plant	215,195	158,903
	1,891,924	721,833

Less—Accumulated depreciation and amortization	49,801	18,312
Property, plant and equipment, net	1,842,123	703,521

Other Assets:
Goodwill	163,474	169,279
Gas stored underground	149,872	120,045
Deferred income taxes	46,206	88,635
Costs recoverable from customers	35,984	37,158
Advances to affiliates, non-current	41,812	4,334
Prepaid pension	-	2,327
Other	15,168	14,965
Total other assets	452,516	436,743

Total Assets	$2,477,414	$1,238,627

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (Thousands of Dollars)

	December 31,
LIABILITIES AND EQUITY	2004	2003
Current Liabilities:
Payables:
Trade	$ 21,135	$ 7,627
Affiliates	1,659	473
Other	6,251	2,335
Gas Payables:
Transportation and exchange	30,696	767
Storage	47,927	30,620
Long-term debt due within one year	-	17,277
Deferred income taxes	-	575
Accrued taxes other	10,523	5,143
Accrued interest	5,241	5,456
Accrued payroll and employee benefits	25,796	20,381
Accrued fuel tracker	917	8,766
Other current liabilities	36,816	8,947
Total current liabilities	186,961	108,367

Long –Term Debt	1,106,135	530,838

Other Liabilities and Deferred Credits:
Postretirement benefits	28,001	32,380
Asset retirement obligation	3,254	-
Provision for other asset retirement	29,700	28,002
Other	30,436	15,679
Total other liabilities and deferred credits	91,391	76,061

Member’s Equity:
Paid-in capital	1,071,651	520,910
Retained earnings	21,276	2,451
Total member’s equity	1,092,927	523,361
Total Liabilities and Equity	$ 2,477,414	$ 1,238,627

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Thousands of Dollars)

	Post-TG-Acquisition		Predecessor
	For the Year Ended December 31, 2004	For the Period May 17 through December 31, 2003	For the Period January 1 through May 16, 2003	For the Year Ended December 31, 2002

Operating Revenues:
Gas transportation	$ 253,349	$ 138,693	$ 111,622	$ 260,662
Gas storage	7,428	2,435	814	2,317
Other	2,830	1,732	1,011	3,695
Total operating revenues	263,607	142,860	113,447	266,674

Operating Costs and Expenses:
Operation and maintenance	48,334	25,430	16,097	51,389
Administrative and general	52,533	29,646	13,642	52,989
Depreciation and amortization	33,977	20,544	16,092	37,806
Taxes other than income taxes	19,044	10,690	6,077	16,033
Total operating costs and expenses	153,888	86,310	51,908	158,217

Operating Income	109,719	56,550	61,539	108,457

Other (Income) Deductions:
Interest expense, net	29,729	19,368	7,392	20,490
Interest income from affiliates	(375)	(21)	(1,965)	(1,468)
Gain on sale of equipment	-	-	(30)	(1,140)
Miscellaneous other income	(793)	(352)	(719)	(2,171)
Total other deductions	28,561	18,995	4,678	15,711

Income before income taxes	81,158	37,555	56,861	92,746

Provision for income taxes	-	-	22,387	36,647
Charge-in-lieu of income taxes	32,333	15,104	-	-

Net Income	$ 48,825	$ 22,451	$ 34,474	$ 56,099

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Post-TG-Acquisition		Predecessor
	For the year ended December 31, 2004	For the Period May 17 through December 31, 2003	For the Period January 1 through May 16, 2003	For the year ended December 31, 2002
OPERATING ACTIVITIES:
Net income	$ 48,825	$ 22,451	$ 34,474	$ 56,099
Adjustments to reconcile to cash provided
from (used in) operations:
Depreciation and amortization	33,977	20,544	16,092	37,806
Provision for deferred income taxes	43,428	19,962	5,494	38,915
(Gain) Loss on sale of equipment	-	-	(30)	(1,140)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Receivables	(9,777)	10,378	(27,426)	(34,444)
Receivable – TGT Enterprises, Inc.	-	-	-	7,003
Inventories	(217)	73	(22)	370
Affiliates	(341)	473	(7,550)	-
Other current assets	6,320	(3,126)	5,004	7,998
Accrued income taxes due affiliate	-	-	(11,306)	(2,705)
Accrued and deferred income taxes	(10,996)	(5,347)	-	-
Payables and accrued liabilities	(9,532)	32,474	(4,196)	(17,566)
Reserve for regulatory and rate matters	-	-	-	(31,107)
Other, including changes in noncurrent assets and liabilities
	2,729	(36,359)	27,196	(26,746)
Net cash provided by operating activities	104,416	61,523	37,730	34,483
INVESTING ACTIVITIES:
Capital expenditures, net of allowance for funds used during construction
	(41,920)	(34,749)	(43)	(27,448)
Advances to affiliates, net	(32,194)	(3,968)	(37,964)	3,156
Investment in Texas Gas Transmission LLC	-	(803,748)	-	-
Investment in Gulf South Pipeline Company, LP, net of cash and working capital adjustment receivable	(1,111,411)	-	-	-
Net cash used in investing activities	(1,185,525)	(842,465)	(38,007)	(24,292)
FINANCING ACTIVITIES:
Proceeds from long-term debt	575,000	706,918	-	-
Payment of long-term debt	(17,285)	(407,715)	-	-
Dividends	(30,000)	(20,000)	-	(10,000)
Capital contribution from parent company	550,741	520,910	-	-
Net cash provided by (used in) financing activities	1,078,456	800,113	-	(10,000)
Increase (decrease) in cash and cash equivalents	(2,653)	19,171	(277)	191
Cash and cash equivalents at beginning of period	19,171	-	277	86
Cash and cash equivalents at end of period	$ 16,518	$ 19,171	$ -	$ 277
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$ 28,847	$ 15,295	$ 9,852	$ 22,171
Income taxes, net	-	$ 492	$ 28,199	$ 434
Non-cash dividends	-	-	$ 29,022	-

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S AND MEMBER’S EQUITY

(Thousands of Dollars)

	Common Stock	Paid-in Capital	Retained Earnings
Predecessor
Balance, stockholder’s equity, December 31, 2001	$ 1	$ 630,608	$ 54,971
Add (deduct):	-	-
Net income	-	-	56,099
Dividend on common stock	-	-	(10,000)

Balance, stockholder’s equity, December 31, 2002	1	630,608	101,070
Add (deduct):
Net income	-	-	34,474
Non-cash dividend	-	-	(29,022)
Balance, stockholder’s equity, May 16, 2003	$ 1	$ 630,608	$ 106,522

Post-TG-Acquisition
Beginning Balance, Member’s Equity, May 16, 2003 Add (deduct):	$ -	$ -	$ -
Capital contribution	-	520,910	-
Net income	-	-	22,451
Dividends paid	-	-	(20,000)
Balance, Member’s Equity, December 31, 2003	-	520,910	2,451
Add (deduct):
Capital contribution	-	550,741	-
Net income	-	-	48,825
Dividends paid	-	-	(30,000)
Balance, Member’s Equity, December 31, 2004	$ -	$1,071,651	$ 21,276
The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINES, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Corporate Structure

Boardwalk Pipelines, LLC (Boardwalk) (formerly TGT Pipeline, LLC) is a holding company engaged, through its subsidiaries, in the operation of interstate natural gas transmission pipeline systems. Boardwalk includes Texas Gas Transmission, LLC (Texas Gas), acquired in May of 2003, and Gulf South Pipeline Company, LP (Gulf South), acquired in December of 2004.  Boardwalk has no significant assets or operations other than its investments in Texas Gas and Gulf South.  Boardwalk is an indirect, wholly owned subsidiary of Loews Corporation (Loews).  Boardwalk was formed in April 2003 to acquire Texas Gas.  Since Boardwalk had no assets or operations prior to its acquisition of Texas Gas, it refers to Texas Gas as its predecessor (Predecessor).  Texas Gas and Gulf South are collectively referred to as the pipelines.

On May 16, 2003, Boardwalk acquired all of the capital stock of Texas Gas Transmission Corporation for $804 million from a subsidiary of The Williams Companies, Inc. (Williams) (TG-Acquisition).  Texas Gas Transmission Corporation subsequently converted to a limited liability company and is now known as Texas Gas Transmission, LLC.

On December 29, 2004, Boardwalk acquired Gulf South from Entergy-Koch, LP (EKLP) for $1.136 billion, subject to certain working capital adjustments (GS-Acquisition). The results of operations of Gulf South have been included in the consolidated financial statements from the date of GS-Acquisition. The GS-Acquisition was funded with a $575 million term loan (Interim Loan) and a capital contribution from Boardwalk’s parent company, Boardwalk Pipelines Holding Corp (formerly TGT Pipeline Holding Corp) (Holding Corp). In January 2005, Gulf South issued $275 million aggregate principal amount of its 5.05% notes due 2015 (Gulf South Notes) and Boardwalk issued $300 million aggregate principal amount of its 5.50% notes due 2017 (Boardwalk Notes). The net proceeds of these two offerings were used to repay the Interim Loan.

Basis of Presentation

The accompanying consolidated financial statements of Boardwalk and Predecessor were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  As discussed above, Boardwalk was formed to acquire Texas Gas.  Accordingly, the financial statements of Texas Gas prior to the formation of Boardwalk and the subsequent acquisition of Texas Gas are presented herein as predecessor financial statements.  The consolidated Statements of Operations and Cash Flows have been separated by a bold vertical line separating Texas Gas predecessor financial statements from operations and cash flows of Boardwalk from its inception (post-TG-Acquisition).  The consolidated Statements of Stockholder’s and Member’s Equity has a bold line separating the Predecessor equity from Boardwalk’s equity.

The accompanying predecessor financial statements reflect a purchase price allocation of approximately $347 million related to amounts in excess of the original cost of regulated facilities associated with the acquisition of Texas Gas by Williams in 1995. The accompanying post-TG-Acquisition financial statements reflect the allocation of the purchase price resulting from the TG-Acquisition. An allocation of the purchase price was assigned to the assets and liabilities of Texas Gas, based on their estimated fair values in accordance with GAAP.  As Texas Gas’ rates are regulated by the received Federal Energy Regulatory Commission (FERC) and the FERC does not allow recovery in rates of amounts in excess of original cost, in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, its historical net book value of regulatory related assets and liabilities are considered to be the fair value of those respective assets and liabilities. The excess purchase price above the historical net book value was allocated to goodwill.  The accounting for the effects of the TG-Acquisition included recognizing unfunded benefit obligations related to postretirement benefits other than pensions and pension benefits with a corresponding offset to costs recoverable from customers, due to the probable future rate recovery of these costs. During 2004, adjustments were made to finalize the estimated allocation that decreased goodwill approximately $5.8 million and reduced other liabilities related to the resolution of certain revenue refund issues, as well as the related deferred tax impact.  As of December 31, 2004, $163.5 million of goodwill was recorded as an asset on the Consolidated Statements of Financial Position.  Texas Gas may make further adjustments to the purchase price allocation pending possible revisions to the tax basis of assets and liabilities assumed in the TG-Acquisition consistent with the provisions of Emerging Issues Task Force No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.”

The accompanying consolidated financial statements also reflect the purchase price allocation resulting from the GS-Acquisition. A preliminary allocation of the purchase price was assigned to the assets and liabilities of Gulf South, based on their estimated fair values in accordance with GAAP.  This allocation is subject to adjustment for resolution of certain preacquisition contingencies and the completion of certain analyses and appraisals during 2005, including issues ultimately associated with tax basis allocations.

As discussed in Note 2 herein, Gulf South does not apply the provisions of SFAS No. 71.  Accordingly, the preliminary purchase price allocation reflected below does not necessarily consider the book value of assets and liabilities to be the fair value of those respective assets and liabilities.

Current assets	$ 76,954
Property, plant and equipment	1,128,562
Other non-current assets	38,672
Current liabilities	(106,319)
Other liabilities and deferred credits	(21,358)
$ 1,116,511

Both the TG-Acquisition and GS-Acquisition were treated as acquisitions of assets for income tax purposes and, accordingly, Boardwalk has tax basis in the acquired net assets approximately equal to the respective acquisition price.   In connection with the terms of this election, temporary differences that existed prior to the acquisitions no longer exist and differences between the new allocated purchase price for book and income tax are established as part of the purchase price allocation.

The following unaudited pro forma financial information is presented as if Gulf South and Texas Gas had been acquired as of the beginning of each period presented.  The pro forma amounts include certain adjustments, including depreciation expense based on the allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt by Texas Gas, Gulf South and Boardwalk; and the related tax effect of these items.

	(unaudited)
	For the years ended December 31,
	2004	2003
Operating revenues	$ 496,221	$ 468,046
Income before income taxes	122,709	75,182
Net income	73,941	45,297

The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of future results of operations.

Note 2:  Accounting Policies

Principles of Consolidation

The consolidated Boardwalk financial statements include the accounts of Boardwalk and its wholly-owned subsidiaries, Texas Gas and Gulf South, after elimination of inter-company transactions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, Boardwalk  evaluates its estimates, including those related to revenues subject to refund, bad debts, materials and supplies obsolescence, investments, intangible assets, goodwill, property and equipment and other long-lived assets, charge in lieu of income taxes, workers' compensation insurance, pensions and other post-retirement and employment benefits and contingent liabilities. It bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Segment Information

Boardwalk operates in one segment – gas gathering, transportation, and integrated underground gas storage.  This segment consists of interstate natural gas pipeline systems originating in the Gulf Coast area and running north and east through Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, Tennessee, Kentucky, Indiana, Ohio and Illinois, with 13,900 miles of mainline, gathering, storage and branch transmission pipelines.  The predecessor financial statements reflect the results of Texas Gas, which also operated as one segment.

Cash and Cash Equivalents

Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of reserves or write-offs, which approximates fair value for Gulf South’s receivables.  An allowance for doubtful accounts receivable is established on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur.  Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance.  Boardwalk had an allowance of approximately $0.2 million at December 31, 2004 and 2003.  We expensed $0.0 in 2004, $(0.4) million in post-TG-Acquisition 2003 and $0.0 in Predecessor 2003 and $0.0 in 2002 on our Consolidated Statements of Operations to write off or reserve for doubtful accounts.

Inventories

Inventories consisting of materials and supplies are carried at the lower of average cost or market less an allowance for obsolescence.  Such allowance was $0.2 million and $0.6 million at December 31, 2004 and 2003 respectively.

Gas in Storage and Gas Receivables/Payables

Both Texas Gas and Gulf South have underground gas in storage which is utilized for system management and operational balancing, as well as for certain tariff services including firm, interruptible and no-notice storage services and parking and lending services.  Consistent with the above, certain of these volumes are necessary to

provide for storage services which allow third parties to store their own natural gas in the pipelines’ underground facilities.   Additionally, in the course of providing transportation and storage services to customers, the pipelines may receive different quantities of gas from the shippers than the quantities delivered on behalf of those shippers.  The transactions result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of gas in the future.  Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

The accompanying consolidated financial statements reflect the balance of underground gas in storage, as well as the resulting activity around the services and balancing activity described above.  Gas Stored Underground includes natural gas volumes owned by the pipeline, reduced by certain operational encroachments upon that gas.  For Texas Gas, these amounts are valued at historical cost, consistent with the purchase price allocation applied to a company that applies the provisions of SFAS No. 71.  For Gulf South, these amounts are reflected at estimated fair value.  Current Gas Stored Underground represents retained fuel and excess working gas at Gulf South which is available for resale.  Retained fuel is a component of Gulf South’s tariff structure and is recognized as revenue at market prices in the month of retention.  Fuel can be retained from customers in kind or paid by customers in cash.

Gas receivables and payables represent certain amounts attributable to balancing and tariff services associated with the storage services.  As discussed above, imbalances arise in the normal course of providing transportation and storage services to customers.  Gas receivables and payables include volumes receivable from or payable to third parties in connection with the imbalance activity.  For Texas Gas, these amounts are valued at the historical value of gas in storage, consistent with the regulatory treatment and the settlement history.  For Gulf South, these receivables and payables are valued in accordance with Gulf South’s tariff at market prices for the production month during which receivables and payables were created, which approximates fair value at December 31, 2004.

Gas receivables and payables also reflects certain amounts of customer-owned gas at the Texas Gas facilities.  Consistent with certain regulatory treatment prescribed by the FERC as a result of risk of loss provisions included in its tariff, Texas Gas reflects an equal and offsetting receivable and payable for certain customer-owned gas in its facilities for certain storage and related services.  This amount was valued at the historical cost of gas, consistent with other Texas Gas balances, and was $29.8 million and $31.4 million at December 31, 2004 and 2003, respectively.  Gulf South does not reflect volumes held on behalf of others on its statement of financial position.  As of December 31, 2004, Gulf South held 52.7  Bcf of gas owned by shippers, partially offset by 2.2 Bcf of gas held by others.

Derivative Financial Instruments

In accordance with the Gulf South’s risk management policy, Gulf South utilizes natural gas futures, swap, and option contracts (collectively, “hedge contracts”) to hedge certain exposures to market price fluctuations on its anticipated purchases and sales of gas.  These hedge contracts are reported at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended.   As of December 31, 2004, Gulf South had an asset of approximately $0.3 million related to the hedge contracts included in Prepaid expenses and other current assets on the Consolidated Statements of Financial Position.

Property, Plant and Equipment

Property, plant and equipment (PPE) is recorded at its original cost of construction or fair value of the assets acquired.  For Texas Gas, PPE is reflected at its original cost, consistent with the purchase accounting accorded for a pipeline that applies the provisions of SFAS No. 71.  PPE at Gulf South has been reflected at estimated fair value, consistent with the preliminary results of an appraisal.  Construction costs and expenditures for major renewals and improvements, which extend the lives of the respective assets, are capitalized.

Boardwalk evaluates long-lived assets for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  When such a determination has been made, management’s estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred.  If an impairment of the carrying value has occurred, the amount of impairment recognized in the consolidated financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

Texas Gas’ depreciation is provided primarily on the straight-line method at FERC-prescribed rates over estimated useful lives of 5 to 56 years.  Reflecting the application of composite depreciation, gains and losses from the ordinary sale and retirement of PPE generally do not impact net PPE on the Texas Gas system.  Gulf South depreciated its assets using the straight line method of depreciation over the respective useful lives of the assets, which range from 3 to 35 years.  The ordinary sale or retirement of property in the Gulf South system would result in a gain or loss.  Boardwalk’s depreciation and amortization expense for the year ended December 31, 2004, was $34.0 million, $20.5 million for post-Acquisition in 2003 and the Predecessor recorded $16.1 million in 2003 and $37.8 million for the year ended December 31, 2002.

Goodwill

As part of the allocation of the purchase price of the TG-Acquisition, the excess purchase price over the fair value of the assets and liabilities was allocated to goodwill.  SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.  The annual impairment test is performed on December 31.  An impairment test performed in accordance with SFAS No. 142 requires that a reporting unit’s fair value be estimated.  We used a discounted cash flow model to estimate the fair value of Texas Gas and that estimated fair value was compared to its carrying amount, including goodwill.  The estimated fair value was in excess of the carrying amount in 2004.  Therefore there have been no impairments recorded in 2004.

Advances to Affiliates

Boardwalk makes advances to Holding Corp. These advances are represented by demand notes.  Advances are stated at historical carrying amounts.  Interest income and expense is recognized on an accrual basis when collection is reasonably assured. The advances are classified as noncurrent since Boardwalk does not anticipate demanding these funds during the next twelve months.  The interest rate on intercompany demand notes is the three-month London Interbank Offered Rate (LIBOR) on the first day of each three-month period plus one percent and is compounded monthly.

Regulatory Accounting

The pipelines are regulated by the FERC.  SFAS No. 71 requires that rate-regulated public utilities that meet certain specified criteria account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates.  Texas Gas applies SFAS No. 71.  Therefore, certain costs and benefits are capitalized as regulatory assets and liabilities, respectively, based on expected recovery from customers or refund to customers in future periods. Gulf South does not apply SFAS No. 71.  Certain services provided by Gulf South are market-based and competition in Gulf South’s market area often results in discounts from the maximum allowable cost-based rate such that SFAS No. 71 is not appropriate.  Therefore, Gulf South does not record any regulatory assets or liabilities.

Boardwalk monitors the regulatory and competitive environment in which it operates to determine that its regulatory assets recorded at Texas Gas continue to be probable for recovery.  If it were to determine that all or a portion of these regulatory assets no longer met the criteria for continued application of SFAS No. 71, that portion which was not recoverable would be written off, net of any regulatory liabilities which would be deemed no longer appropriate.  The pipelines have various mechanisms whereby rates or surcharges are established and revenues are collected and recognized based on estimated costs.   None of the regulatory assets as of December 31, 2004 and 2003 were earning a return.

The amounts recorded as regulatory assets and liabilities in the Consolidated Statements of Financial Position as of December 31, 2004 and 2003, are summarized as follows (shown in thousands):

	2004	2003
Regulatory Assets:
Pension, non current	$ 128	-
Income tax	6,526	$ 6,129
Unamortized debt expense and premium on reacquired debt	13,699	15,708
Post retirement benefits other than pension	32,374	34,892
Gas supply realignment costs	(432)	(152)
Total regulatory assets	$52,295	$56,577

Regulatory Liabilities:
Pension plan costs	-	$ 2,327
Fuel tracker	$ 917	5,266
System management/cashout tracker	77	5,424
Provision for asset retirement	29,700	28,002
Unamortized discount on long-term debt	(2,198)	(2,371)
Total regulatory liabilities	$28,496	$38,648

The table above includes amounts related to unamortized debt expense and unamortized discount on long-term debt.  While these amounts are not regulatory assets and liabilities as defined by SFAS No. 71, they are a critical component of Texas Gas’ embedded cost of debt financing utilized in its rate proceedings.   Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the manner in which Texas Gas records these items in its regulatory books of account.

Excise Taxes

Texas Gas and/or Gulf South may collect from customers certain excise taxes imposed by state or local governments upon customers.  These amounts do not impact the Consolidated Statements of Operations and are accumulated as a liability until remitted to the state or local taxing authority.

Acquired Executory Contracts

As a result of the GS-Acquisition, Boardwalk acquired certain shipper contracts at fair value.  The below market valuation of $14.9 million as of the GS-Acquisition date included $9.6 million as a component of other current liabilities and $5.3 million as a component of other liabilities and deferred credits.  These credits will be amortized over the life of the associated shipper contracts ranging from 3 months to four years.

The following amounts are expected to be amortized to revenue (expressed in millions):

2005	$9.6
2006	4.0
2007	1.1
2008	0.2

Asset Retirement Obligations

Effective January 1, 2003, Boardwalk adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for legal asset retirement obligations associated with the retirement of long-lived assets.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation during the period in which the liability is incurred, if a reasonable estimate of fair value can be made.  The liability is reported at fair value and is adjusted in subsequent periods as accretion expense is recorded. Corresponding retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the useful life of the asset.

Asset retirement obligations exist for certain of Boardwalk’s utility assets; however, the fair value of the obligations cannot be determined because the end of the utility system life is not determinable with the degree of accuracy necessary to currently establish a liability for the obligations. Gulf South has identified a legal obligation associated with the abandonment of its offshore pipeline laterals. Pursuant to federal regulations, Gulf South has a legal obligation to plug and abandon pipelines and remove platforms once gas flow has ceased.  At December 31, 2004, $3.3 million, representing the estimated fair value of that legal liability, is included in the accompanying Consolidated Statements of Financial Position as Asset retirement obligation.

Texas Gas’ depreciation rates for utility plant are approved by the FERC.  The approved depreciation rates are comprised of two types; one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage). Therefore, we accrue estimated net costs of removal of long-lived assets through negative salvage expense.  Accordingly, we have collected a certain amount in rates representing estimated costs of removal, which do not represent a legal obligation. We have reclassified $29.7 million and $28.0 million as of December 31, 2004 and 2003 in the accompanying Consolidated Statements of Financial Position as Provision for other asset retirement.

Revenue Recognition

Revenues from the transportation of gas are recognized in the period the service is provided based on contractual terms and the related transported volumes.  Texas Gas is subject to FERC regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. Texas Gas records rate refund liabilities considering Texas Gas and third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

Retained fuel is a component of Gulf South’s tariff structure and is recognized at market prices in the month of retention.  Revenue recognized from retained fuel for the year ended December 31, 2004 was immaterial.

Boardwalk has deferred revenue of $9.0 million at December 31, 2004 related to the fair value of prepaid park and loan services to be provided through 2005.  Revenue deferred at year end will be recognized when the services are delivered.  All deferred revenue as of December 31, 2004 will be recognized during 2005.

Repair and Maintenance Costs

The pipelines account for repair and maintenance costs under the guidance of FERC regulations, which is consistent with GAAP.  The FERC identifies installation, construction and replacement costs that are to be capitalized.  All other costs are expensed as incurred.

Capitalized Interest

The allowance for funds used during construction represents the cost of funds applicable to the regulated natural gas transmission plant under construction as permitted by FERC regulatory practices.  The allowance for borrowed funds used during construction and capitalized interest on Texas Gas for the year ended December 31, 2004, for the post-TG-Acquisition and Predecessor periods in 2003 and the year ended December 31, 2002, was $0.3 million, $0.3 million, $0.0 million, and $0.9 million, respectively.   The allowance for equity funds used during construction for the year ended December 31, 2004, Predecessor and post-TG-Acquisition periods in 2003 and the year ended December 31, 2002, was $0.8 million, $0.7 million, $0.2 million, and $2.4 million, respectively.  The allowance for borrowed funds used during construction reduces interest expense and the allowance for equity funds is included in Miscellaneous other income within the Consolidated Statements of Operations.

Income Taxes

The accompanying consolidated financial statements reflect a Charge-in-lieu of income taxes subsequent to the acquisitions pursuant to GAAP and in recognition of the ratemaking allowed for such costs.   The pipelines include an appropriate allowance for income taxes in cost of service and derivation of tariff rates and, accordingly, design their rates to recover such costs.  Prior to the TG-Acquisition, the predecessor was included in the consolidated federal income tax return of Williams.  It was Williams’ policy to charge or credit the predecessor with an amount equivalent to its federal income tax expense or benefit as if the predecessor filed a separate return.

For federal income tax reporting, Boardwalk is included in the consolidated federal income tax return of Loews Corporation.  The tax sharing agreement with Loews requires Boardwalk to remit to Loews on a quarterly basis any charges-in-lieu of federal income tax due as if it were filing a separate return.  Loews will remit to Boardwalk the value of any federal income tax losses or other benefit at such time that it would be able to utilize the benefit on a separate-return basis.

Deferred income tax is computed using the liability method and is provided on all temporary differences between the book basis and the tax basis of assets and liabilities.

Employee Stock Based Awards

Subsequent to the TG-Acquisition, stock-based awards were discontinued and all outstanding awards expired on November 17, 2003, no later than six months after the TG-Acquisition.

Prior to the TG-Acquisition, Williams’ employee stock-based awards were accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Williams’ fixed plan common stock options generally did not result in compensation expense because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant.  The plans are described more fully in Note 5.

The following table illustrates the effect on net income if Boardwalk had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” to stock-based compensation (expressed in thousands):

For the year ended December 31, 2002
Net income, as reported	$ 56,099
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	926
Pro forma net income	$ 55,173

Pro forma amounts for 2002 include compensation expense from Williams awards made in 2002 and 2001 and compensation expense from certain Williams awards made in 1999.

The effects of applying SFAS No.123 to compute pro forma net income shown above may not be representative of the effects on reported net income.  The fair value of each award was estimated using the Black-Scholes options pricing model.  See Note 5 for the assumptions used in the calculation of fair value.

Cash flows from operating activities

Boardwalk and its predecessor use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities.

Reclassifications

Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

Note 3:  Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

Storage Expansion Projects

Recent requests for additional storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting Texas Gas to expand its storage facilities.  On February 11, 2005, FERC issued a certificate of public convenience and necessity in Docket No. CP04-373 granting Texas Gas approval to begin expanding its western Kentucky storage complex for service to two customers beginning November 1, 2005.  The project will cost an estimated $21.7 million, which will be funded by internally generated cash flows, and allow the additional withdrawal of 82,000 MMBtu per day.

Gulf South is developing a high-deliverability storage cavern at a leased facility located in Napoleonville, Louisiana that, when operational, is expected to add up to 6.0 Bcf of firm working gas capacity. This facility is expected to be in service and available for sale at market-based rates in the fourth quarter of 2008. The project's remaining cost is expected to be $1.0 million and will be funded by internally generated cash flows.

General Rate Case

At December 31, 2004, Boardwalk had no pending rate case proceedings and no associated rate refunds. Pursuant to the settlement of its last general rate case in FERC Docket No. RP00-260, Texas Gas is required to file a new general rate case with the FERC with rates to be effective no later than November 1, 2005.  Gulf South currently has no requirements to file a general rate case.

FERC Order No. 2004 (Docket No. RM01-10)

On November 25, 2003, the FERC issued its Final Rule (Order No. 2004) establishing uniform “Standards of Conduct for Transmission Providers.” Order No. 2004 defines transmission providers as interstate natural gas pipelines and public utilities that own, operate, or control electric transmission facilities, adopts the same standards of conduct for all transmission providers, and, subject to certain exemptions, broadly defines energy affiliates to include any affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades, or administers natural gas or electric energy, or engages in financial transactions relating to the sale or transmission of natural gas or electricity.  It adopts the “no conduit rule” for implementing information disclosure prohibitions, which is more flexible than the “automatic imputation rule”; prohibits Transmission Providers from sharing employees and information with its Energy Affiliates, including affiliated asset managers, and trading and financial affiliates; prohibits the sharing of employees and information across industries; and requires mandatory training for employees and the designation of a Chief Compliance Officer.  Because Texas Gas has no sales function and no energy or marketing affiliates, Texas Gas filed a request for exemption from Order No. 2004 in Docket No. TS04-253. On September 20, 2004, the Commission issued an order granting Texas Gas’ request for an exemption.  A third party requested a late intervention and rehearing of Texas Gas’ exemption request. On December 21, 2004, FERC issued Order No. 2004-C, clarifying its prior orders and denying the intervenor’s request for rehearing of the full exemption granted to Texas Gas.  Texas Gas is thus currently exempt from compliance with Order No. 2004.  Gulf South has implemented the Order on its system.

FERC Notice of Inquiry (Docket No. RM05-2-000)

On November 22, 2004, the FERC issued a Notice of Inquiry (Docket No. RM05-2-000) seeking comments on its policy regarding selective discounting by natural gas pipeline companies. Specifically, the FERC asked whether the Commission’s practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. Potential alternatives appear to include (1) leaving the current discount adjustment policy unchanged, (2) eliminating the discount adjustment for gas-on-gas competition, (3) increasing the burden of proof on pipelines to obtain a discount adjustment by eliminating the presumption applicable to non-affiliate discounts, (4) eliminating the discount adjustment relating to long-term contracts, (5) increasing pipeline reporting requirements or further stiffening the pipeline standards of conduct related to discounting, or (6) prohibiting all affiliate discounts. Comments were due to the Commission by January 31, 2005. Considering the wide array of possible outcomes to this matter, including the Commission making no change to its current policy, Boardwalk is currently unable to project the impact of this issue on either its financial condition or its results of operations, if any.

Fuel Filings

Texas Gas submits annual filings to the FERC to adjust its Fuel Retention Percentages, thereby allowing any under- or over-collections to be corrected by an adjustment in fuel rates.  On August 30, 2004, Texas Gas submitted its Fuel Tracker Filing (Docket No. RP04-522) reflecting a slight increase in fuel rates for the annual period November 1, 2004 through October 31, 2005.  On October 18, 2004, the FERC issued an order accepting these rates as filed.

Gulf South’s tariffs provide for a reimbursement of fuel equal to 1.6% of volumes transported.  Docket No. RP05-76 provides for a specific reimbursement of lost and unaccounted for gas volumes exclusively on the Lake Charles system instead of the general reimbursement for 1.6% of volumes transported.

Pipeline Integrity

On November 5, 2004, the Chief Accountant of the FERC issued a proposed Accounting Release which provided guidance on accounting for pipeline assessment activities.  If finalized, the Accounting Release would require an entity to recognize costs incurred in performing pipeline assessments that are a part of a pipeline integrity management program as maintenance expense.  Boardwalk cannot predict the ultimate outcome of deliberations with respect to this proposed Accounting Release.  However, management believes that the impact, if any, on its results of operations will be prospective in nature.

Environmental and Safety Matters

The pipelines are subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. Boardwalk accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

During 2004, as part of Boardwalk’s proactive approach to environmental matters, Texas Gas entered into agreements, or met with various state agencies, to address remediation issues primarily on a voluntary basis.  As a result of these actions, Texas Gas increased the environmental accrual by $3.9 million during the fourth quarter of 2004.  As of December 31, 2004 and 2003 respectively, Texas Gas had an accrued liability of approximately $4.1 million and $1.1 million for estimated probable costs associated with environmental assessment and remediation.  As a result of the GS-Acquisition, Gulf South recorded a $12.8 million environmental accrual, which represented the fair value of its expected remediation costs. These estimates depend upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken.  Texas Gas and Gulf South are continuing to conduct environmental assessments and are implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

The pipelines are also subject to the federal Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA.  The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, and acid rain.  Texas Gas operates one facility in an area designated as non-attainment for the current ozone standard (eight-hour standard).  Emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments, and State Implementation Plans for nitrogen oxide (NOx) reductions are estimated to cost $13.3 million by the end of 2005 and will be recorded as additions to property, plant and equipment as the facilities are added.  If the EPA designates additional new non-attainment areas which impact operations, the cost of additions to property, plant and equipment is expected to increase; however, we are unable at this time to estimate with any certainty the cost of additions that may be required.  Additionally, the EPA promulgated new rules regarding hazardous air pollutants in 2004, which will impose controls in addition to the measures described above.  Three facilities will be affected by the new regulations at an estimated cost of $1.3 million.  The effective compliance date for the hazardous air pollutants regulations and installation of associated controls is anticipated to be during 2007. Gulf South has assessed the impact of the CAA on its facilities and does not believe that it will have a material impact on the results of continuing operations.

 In December 2003, the U.S. Department of Transportation Office of Pipeline Safety issued a final rule incorporating the requirements of the Pipeline Safety Improvement Act of 2002.  The rule requires gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high consequence areas (HCAs) in the event of pipeline failure.  Pursuant to the rule, the pipelines were required by December 17, 2004 to identify HCAs on their systems and develop a written integrity management program providing for a baseline assessment and periodic reassessments to be completed within specified timeframes.  The pipelines’ estimated costs to comply with the rule during the initial ten-year baseline period ending in 2012 will range from $80 to $100 million.

Texas Gas considers environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be recoverable through base rates, as they are prudent costs incurred in the ordinary course of business and, therefore, no regulatory asset has been recorded to defer these costs.  The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

Effective November 1, 1993, Texas Gas restructured its business to implement the provisions of FERC Order 636, which, among other things, required pipelines to unbundle their merchant role from their transportation services.  FERC Order 636 also provided that pipelines should be allowed the opportunity to recover a portion of prudently incurred transition costs which, for Texas Gas, were primarily related to gas supply realignment (GSR) costs and unrecovered purchased gas costs.

In September of 1995, Texas Gas received FERC approval of a settlement agreement, which resolved all issues regarding Texas Gas’ recovery of GSR costs.  Texas Gas paid approximately $76.0 million related to GSR costs and subsequently collected approximately $68.0 million, plus interest, from its customers.

GSR collections pursuant to the settlement ended in 2004.  On November 19, 2004, Texas Gas filed a final GSR reconciliation report with the FERC and revised tariff sheets to remove the GSR recovery mechanism from its rates.   On December 10, 2004, the FERC issued a letter order accepting the report.  As a result, Texas Gas recognized $3.3 million of revenue and a $1.8 million expense adjustment related to the settlement during the fourth quarter of 2004.  Texas Gas will also be required to refund approximately $0.4 million to customers during the first half of 2005.

Legal Proceedings

In the TG-Acquisition purchase agreement, Williams agreed to indemnify Boardwalk for any liabilities or obligations in connection with certain litigation or potential litigation including, among others, these previously disclosed matters:

•

Litigation filed by Jack Grynberg alleging that approximately 300 energy companies, including Texas Gas, had violated the False Claims Act in connection with the measurement, royalty valuation, and purchase of hydrocarbons;

•

A nationwide class action lawsuit against pipeline and gathering companies, including Texas Gas, for alleged mismeasurement techniques resulting in the underpayment of royalties; and

•

A claim by certain parties for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas.  In December 2003, a lawsuit was filed against Texas Gas in Muhlenberg County, Kentucky seeking unspecified damages related to this claim.  Oral arguments on this claim will be heard April 1, 2005.

As a result, Williams is defending these actions on behalf of Boardwalk and Texas Gas.  Because Williams has retained responsibility for these claims, they are not expected to have a material effect upon Boardwalk’s future financial condition or results of operations.

Napoleonville Salt Dome Matter

On or about December 24, 2003, natural gas was observed bubbling at the surface near two natural storage caverns that were being leased and operated by Gulf South for natural gas storage in Napoleonville, Louisiana. Gulf South commenced remediation efforts immediately and has since ceased using that storage cavern. Two class action lawsuits have been filed to date relating to this incident; a declaratory judgment action has been filed and stayed against Gulf South by the lessor of the property, and several individual actions have been filed against Gulf South by local residents and businesses. Gulf South intends to vigorously defend each of these actions.

Gulf South has incurred $32.2 million for remediation costs and legal fees since the date of the incident.  At December 31, 2004, Gulf South accrued $2.5 million in other liabilities related to this incident.  In 2005, Gulf South anticipates incurring an additional $4.8 million in incident-related expenses, primarily for legal expenses.  The total range of loss related to this incident cannot be estimated at December 31, 2004.  Gulf South has made demand for reimbursement from its insurance carriers and in November 2004 received $10.5 million for reimbursement of remediation and non-litigation expenses, and in January 2005 received $4.2 million for the reimbursement of natural gas loss which was included in other receivable at December 31, 2004.  Gulf South will continue to pursue recoveries of the remaining expenses, including legal expenses, but to date its insurance carriers have neither accepted nor rejected those additional claims. In connection with the GS-Acquisition, Gulf South has agreed to remit to EKLP all insurance proceeds received in reimbursement of amounts related to this event that were incurred and paid prior to the date of the GS-Acquisition and for any adjustments in the final net working capital schedule.

Other Legal Matters

Boardwalk is party to various legal actions arising in the normal course of business. Management believes that the disposition of outstanding legal actions will not have a material adverse impact on its financial position or results of operations.

Lease Commitments

Boardwalk has various operating lease commitments extending through the year 2008 covering storage facilities, offices and other equipment.  Rent expense was immaterial for 2004. Minimum future commitments related to these items at December 31, 2004, are as follows (in millions):

2005	$ 2.6
2006	2.6
2007	1.9
2008	1.0
Total	$ 8.1

Commitments for Construction

Boardwalk has commitments for construction and acquisition of property, plant and equipment of approximately $34.8 million at December 31, 2004, of which $33.5 million and $1.3 million are expected to be expended in 2005 and 2006, respectively.

Note 4:  Financing

Long-term debt issues were outstanding as follows (expressed in thousands):

	December 31,
	2004	2003
Boardwalk Pipelines, LLC
5.200% Notes due 2018	$ 185,000	$ 185,000
3.295% Interim Term Loan	575,000	-
Texas Gas Transmission, LLC
8.625% Notes due 2004	-	17,285
7.250% Debentures due 2027	100,000	100,000
4.600% Notes due 2015	250,000	250,000
	1,110,000	552,285
Unamortized debt discount	(3,865)	(4,170)
Current portion of long-term debt	-	(17,277)
Total long-term debt	$1,106,135	$ 530,838

Boardwalk’s debentures and notes have restrictive covenants which provide that, with certain exceptions, neither Boardwalk nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  Boardwalk relies on distributions and advances from Texas Gas and Gulf South to fulfill its debt obligations.  All its obligations are unsecured.

On May 16, 2003, Texas Gas borrowed $275 million (TG-Interim Loan) at 2.6% per annum and advanced the proceeds to Boardwalk under an interest bearing promissory note.  On May 28, 2003, Texas Gas sold $250 million principal amount of its 4.60% notes due 2015, at a discount (effective rate of 4.77%).  Concurrently, Boardwalk sold $185 million principal amount of its 5.20% notes due 2018, at a discount (effective rate of 5.40%) and used the proceeds to repay advances to Texas Gas.  Texas Gas used the proceeds from the sale of its 4.60% notes together with the proceeds received from Boardwalk to repay the TG-Interim Loan, to repay $132.7 million principal amount of its outstanding $150 million aggregate principal amount of 8.625% notes due April 2004, plus accrued interest and premium.  In March 2004, Texas Gas repaid the balance of the notes upon final maturity with available cash.

In December of 2004, Boardwalk borrowed $575.0 million as an interim term loan in connection with its acquisition of Gulf South. In January of 2005, Boardwalk issued $300.0 million principal amount of 5.50% notes due 2017 and Gulf South issued $275.0 million principal amount of 5.05% notes due 2015. The proceeds from these notes, together with available cash, were used to repay the interim loan, which is shown as Long term debt in the Consolidated Statements of Financial Position and as proceeds from long-term debt in the Consolidated Statements of Cash Flows.

Note 5:  Employee Benefits

Retirement Plan

Substantially all of Texas Gas’ employees are covered under a non-contributory, defined benefit retirement plan (Retirement Plan) offered by Texas Gas.  Texas Gas’ general funding policy is to contribute amounts deductible for federal income tax purposes.  Due to its fully funded status, Texas Gas has not been required to fund the Retirement Plan since 1986.

As a result of the  TG-Acquisition, Texas Gas recognized $24.9 million of previously unrecognized market losses and prior service costs reducing its prepaid pension asset and corresponding regulatory liability.   To the extent its pension plan is overfunded, Texas Gas is required to record an offsetting regulatory liability since its ratepayers would be the beneficiaries of any overfunded pension assets if the pension plan were ever terminated.  Texas Gas uses a measurement date of December 31 for its pension plan.  The following table presents the changes in benefit obligations and plan assets for pension benefits for the periods indicated.  It also presents a reconciliation of the funded status of these benefits to the amount recognized in the Consolidated Statements of Financial Position at December 31 of each year indicated (expressed in thousands).

	For the year ended December 31, 2004	For the period May 17, 2003 through December 31, 2003	For the period January 1, 2003 through May 16, 2003
Change in benefit obligation:
Benefit obligation at beginning of period	$ 90,719	$ 87,829	$ 93,655
Service cost	3,516	2,075	1,631
Interest cost	5,582	3,243	2,223
Actuarial (gain) loss	6,373	64	(6,424)
Benefits paid	(2,717)	(2,492)	(3,256)
Benefit obligation at end of period	$103,473	$ 90,719	$ 87,829
Change in plan assets:
Fair value of plan assets at beginning of period	$ 89,302	$ 91,288	$ 93,778
Actual return on plan assets	6,471	506	766
Benefits paid	(2,717)	(2,492)	(3,256)
Fair value of plan assets at end of period	$ 93,056	$ 89,302	$ 91,288
Funded status	$ (10,417)	$ (1,417)
Unrecognized net actuarial loss	10,289	3,744
Net amount recognized	$ (128)	$ 2,327

Amounts recognized in the Consolidated Statements of Financial Position consist of:

PENSION BENEFITS
	December 31, 2004	December 31, 2003
Prepaid benefit cost	$ -	$ 2,327
Accrued benefit liability	(128)	-
Net amount recognized	$ (128)	$ 2,327

Accumulated Benefit Obligation (ABO)	$ 81,376	$68,344

Net pension benefit expense consists of the following:

	For the Year Ended December 31, 2004	For the period May 17, 2003 through December 31, 2003	For the period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Components of net periodic pension expense:
Service cost	$ 3,516	$ 2,075	$ 1,631	$ 4,334
Interest cost	5,582	3,243	2,223	6,668
Expected return on plan assets	(6,644)	(4,186)	(3,278)	(10,598)
Amortization of prior service credit	-	-	(478)	(1,270)
Special termination benefit cost	-	-	-	3,458
Settlement charge	-	-	-	4,609
Regulatory asset accrual	(2,454)	(1,132)	(98)	(7,201)
Net periodic pension expense	$ -	$ -	$ -	$ -

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (expressed in thousands):

Retirement Plan
2005	$ 2,228
2006	2,806
2007	3,427
2008	4,598
2009	6,337
Years 2010 through 2014	53,750

Texas Gas’ pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
Debt securities	67.0%	25.5%
Equity securities	29.7%	71.5%
Cash and other	3.3%	3.0%
Total	100.0%	100.0%

Texas Gas employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Weighted-average assumptions used to determine benefit obligations for the periods indicated:

	December 31, 2004	December 31, 2003
Discount rate	5.88%	6.25%
Rate of compensation increase	5.50%	5.50%

Weighted-average assumptions used to determine net periodic benefit cost for the periods indicated:

	For the Year Ended December 31, 2004	For the period May 17, 2003 through December 31, 2003	For the period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Discount rate	6.25%	6.00%	7.00%	7.00%
Expected return on plan assets	7.50%	7.50%	8.50%	8.50%
Rate of compensation increase	5.50%	5.25%	5.00%	5.00%

Other than Supplemental Retirement Plan (SERP) costs, Texas Gas recognizes expense concurrent with the recovery in rates.  Since Texas Gas’ Retirement Plan is fully funded, Texas Gas is not currently recovering any amounts through rates and does not anticipate contributing to the pension plan during 2005.  SERP expenses recognized by Texas Gas were: less than $0.1 million in 2004, $0.1 million post-TG-Acquisition 2003, $1.2 million Predecessor 2003 and $1.1 million in 2002.

Postretirement Benefits Other than Pensions

Prior to the TG-Acquisition, Texas Gas’ Postretirement Benefits Other than Pensions was part of a multi-employer plan under Williams; however, for regulatory purposes Texas Gas’ liabilities and plan assets were accounted for separately.  After the TG-Acquisition, Texas Gas’ Postretirement Benefits Other than Pension were segregated from Williams and are no longer considered a multi-employer plan.

Texas Gas provides life insurance and health care plans which accords postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. They made contributions to this plan in the amount of $5.3 million during 2004,  $2.7 million during the post-TG-Acquisition and $2.7 million during the Predecessor periods in 2003 and $5.4 million in 2002.  Texas Gas’ latest settled rate case with the FERC (Docket No. RP00-260) allows recovery of $5.3 million annually, including amortization of previously deferred postretirement benefit costs and as such, Texas Gas anticipates contributing $5.3 million to its other postretirement benefit plan during 2005. Net postretirement benefit expense related to Texas Gas’ participation in the Williams’ plan is $2.6 million for the 2003 Predecessor period and $5.3 for 2002, including $2.0 million and $3.6 million of amortization of a regulatory asset, respectively.  The regulatory asset represents unrecovered costs from prior years, including the unamortized transition obligation under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which was recognized at the date of the Williams acquisition in 1995. This asset is being amortized concurrently with the recovery of these costs through rates.   As a result of the TG-Acquisition, Texas Gas recognized $7.7 million of previously unrecognized market losses and prior service costs during 2003.  This amount was recorded as a regulatory asset for recovery through rates.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law.  Texas Gas adopted the guidance issued by the FASB in FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FASB Staff Position 106-2) in the third quarter of 2004.  FASB Staff Position 106-2 results in recognition of lower postretirement benefits other than pensions costs to reflect prescription drug-related federal subsidies to be received under the Medicare Act.  Texas Gas and its actuarial advisors determined that benefits provided by its plan as of January 1, 2004, were at least actuarially equivalent to Medicare Part D, and, accordingly, Texas Gas will be entitled to the subsidy provided in the Medicare Act.  As a result of the Medicare Act,

Texas Gas’ accumulated postretirement benefit obligation as of January 1, 2004 was reduced by $8.3 million.  The effect of the subsidy on the measurement of net periodic postretirement benefit costs was not material.

Texas Gas uses a measurement date of December 31 for its postretirement benefits other than pensions.  Postretirement Benefits Other than Pensions since the date of TG-Acquisition are as follows (expressed in thousands):

Postretirement Life Insurance and Health Care Benefits
	For the year ended December 31, 2004	For the period May 17, 2003 through December 31, 2003
Change in benefit obligation (PBO):
Benefit obligation at beginning of period	$ 105,036	$ 105,966
Service cost	2,095	1,460
Interest cost	5,912	3,836
Plan participants’ contributions	1,044	815
Actuarial loss (gain)	17,480	(3,906)
Benefits paid	(5,968)	(3,135)
Benefit obligation at end of year	125,599	105,036
Change in plan assets:
Fair value of plan assets at beginning of period	71,717	70,227
Actual return on plan assets	4,837	1,125
Employer contributions	4,869	2,685
Plan participants’ contributions	1,044	815
Benefits paid	(5,968)	(3,135)
Fair value of plan assets at end of year	76,499	71,717
Funded status	(49,100)	(33,319)
Unrecognized net actuarial loss (gain)	15,927	(2,034)
Net amount recognized	$ (33,173)	$ (35,353)

Amounts recognized in the Statement of Financial Position consist of:
Accrued benefit liability	$ (33,173)	$ (35,353)
Net amount recognized	$ (33,173)	$ (35,353)

Weighted-average assumptions used to determine PBO:
Discount rate	5.875%	6.25%

FAS 106 Expense for the Year:
Service cost	$ 2,096	$ 1,460
Interest cost	5,912	3,836
Amortization of net loss (gain)	(66)	-
Expected return on plan assets	(5,252)	(2,998)
Total	$ 2,690	$ 2,298

Weighted-average assumptions used to determine FAS 106 expense:
Discount rate	5.875%	6.00%
Return on assets for medical/life	7.50% / 5.00%	7.50% / 5.00%

For 12/31/2004 measurement purposes, health care costs for the plans were assumed to increase 9.50% for 2005-2006 grading down to 5.00% in 0.5% annual increments for non-Medicare eligibles and 11.5% grading down to 5.00% in 0.5% annual increments fro Medicare eligibles.  For 12/31/2003 measurement purposes, health care costs for the plans were assumed to increase 9.00% pre-65 and 11.00% post-65, grading to 5.00% in 0.5% increments pre-65 and post-65 per annum.

Postretirement Life Insurance and Health Care Benefits
2005	$ 5,401
2006	5,293
2007	5,600
2008	5,945
2009	6,267
2010 - 2014	36,982

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Effect of 1% Increase:	2004	2003
Benefit obligation at end of year	$ 18,077	$ 16,323
Total of service and interest costs for year	1,352	1,586

Effect of 1% Decrease:
Benefit obligation at end of year	(14,670)	(12,679)
Total of service and interest costs for year	(1,078)	(1,217)

Texas Gas’ benefits other than pensions weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
Fixed income	94.7%	86.0%
Cash and other	5.3%	14.0%
Total	100.00%	100.00%

Texas Gas benefits other than pensions investments employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Stock-Based Compensation

Subsequent to the TG-Acquisition, Texas Gas had no stock-based compensation.  Prior to the TG-Acquisition, Williams had several plans providing for common-stock-based awards to its employees and employees of its subsidiaries.  The plans permitted the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock.  Awards may have been granted for no consideration other than prior and future services or based on certain financial performance targets being achieved.  The purchase price per share for stock options and the grant price for stock appreciation rights could not be less than the market price of the underlying stock on the date of grant.  Stock options generally became exercisable in one-third increments each year from the anniversary of the grant or after three or five years, subject to accelerated vesting if certain future stock prices or if specific financial performance targets were achieved.  Due to the TG-Acquisition, all Williams' stock options outstanding at December 31, 2002, issued to Texas Gas employees expired on November 17, 2003, six months after theTG-Acquisition.

A summary of stock options previously granted to employees of Texas Gas under the plans is shown in the following table (options in thousands):

	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	2,023	$ 20.96	1,737	$ 26.39
Granted	-	-	575	6.08
Exercised	-	-	(6)	(9.83)
Forfeited/expired	(2,023)	-	(48)	8.23
Employee transfers, in	-	-	63	25.16
Employee transfers, out	-	-	(298)	27.14
Outstanding - end of year	-	$ -	2,023	$ 20.96
Exercisable at year end	-	$ -	1,370	$ 26.04

The estimated fair value at date of grant of stock options granted to employees of Texas Gas for 2002 using the Black-Scholes option-pricing model, is as follows:

2002
Weighted-average grant date fair value of options for Williams common stock granted during the year:	$2.77
Assumptions:
Dividend yield	1.0%
Volatility	56.0%
Risk-free interest rate	3.6%
Expected life in years	5.0

Defined Contribution Plans

Texas Gas and Gulf South maintain various defined contribution plans covering substantially all employees.  Costs related to these plans were $2.6 million in 2004, $1.0 million in 2003 Predecessor, $1.6 million post-TG-Acquisition, and $4.4 million in 2002.

Note 6:  Income Tax

Following is a summary of the provision for income taxes and charge-in-lieu of income taxes for the periods ended December 31, 2004, 2003 and 2002 (expressed in thousands):

	For the Year Ended December 31, 2004	For the Period May 17, 2003 through December 31, 2003	For the Period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Current benefit:
Federal	$ (9,131)	$ (4,141)	$ 14,234	$ (1,867)
State	(1,964)	(717)	2,659	(401)
	(11,095)	(4,858)	16,893	(2,268)
Deferred provision:
Federal	35,803	17,666	4,522	32,373
State	7,625	2,296	972	6,542
	43,428	19,962	5,494	38,915
Net provision for income taxes			$ 22,387	$ 36,647
Net charge-in-lieu of income tax	$ 32,333	$ 15,104

 Reconciliations from the (charge-in-lieu of) income tax provision at the statutory rate to its income tax provisions are as follows (expressed in thousands):

	For the Year Ended December 31, 2004	For the Period May 17, 2003 through December 31, 2003	For the Period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Provision at statutory rate	$ 28,405	$ 13,145	$ 19,901	$ 32,461
Increases in taxes resulting from:
State income taxes	3,680	1,709	2,587	3,991
Other, net	248	250	(101)	195
Net provision for income taxes			$ 22,387	$ 36,647
Charge-in-lieu of Income taxes	$ 32,333	$ 15,104

Significant components of deferred income tax liabilities and assets as of December 31, 2004 and 2003, are as follows (expressed in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Property, plant and equipment	$ 93,498	$ 134,602
Accrued payroll, pension and other benefits	14,018	15,579
Deferred income	1,086	748
Net operating loss carryover	16,216	5,030
Other assets	3,370	8,464
Total deferred tax assets	128,188	164,423
Deferred tax liabilities:
Storage Gas	65,568	65,568
Unamortized Debt Expense	3,133	3,519
Other	184	2,246
Total deferred tax liabilities	68,885	71,333
Net deferred tax assets	$ 59,303	$ 93,090

As set forth above, the accompanying consolidated financial statements reflect a net deferred tax asset resulting from the tax basis allocation and the 338(h)(10) election completed as part of the TG-Acquisition.  Based on Boardwalk’s estimates of future taxable income, it believes that no valuation reserve is required.  Boardwalk also has estimated net operating loss carryforwards of $41.0 million and $14.8 million, at December 31, 2004 and 2003, respectively, which will expire in 2023 and 2024.  Boardwalk anticipates the utilization of these carryforwards and has provided for the benefit in the consolidated financial statements.  The financial statements also reflect a purchase price allocation for the Gulf South.  Accordingly, the table above reflects only temporary differences for Gulf South arising from the date of acquisition primarily reflecting the benefit of accumulated tax depreciation.

Note 7:  Financial Instruments

The following methods and assumptions were used in estimating its fair-value disclosures for financial instruments:

Cash and Cash Equivalents: For cash and short-term financial assets and liabilities, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Derivatives:  For a discussion of Boardwalk’s derivatives, see Note 2 herein.

Advances to Affiliates:  Advances to affiliates, which are represented by demand notes, earn a variable rate of interest, which is adjusted regularly to reflect current market conditions.  Therefore, the carrying amount is a reasonable estimate of fair value.  The interest rate on intercompany demand notes is the LIBOR on the first day of each three-month period plus one percent and is compounded monthly.

Long-Term Debt:  All of its long-term debt is publicly traded, except for interim financing obtained in connection with the GS-Acquisition; therefore, estimated fair value is based on quoted market prices at December 31, 2004 and 2003.  The carrying value of this $575.0 million interim financing obtained in December 2004 relating to the GS-Acquisition approximates fair value.

The carrying amount and estimated fair values of its financial instruments as of December 31, 2004 and 2003 are as follows (expressed in thousands):

	2004		2003
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$16,518	$16,518	$19,171	$19,171
Advances to affiliates	41,812	41,812	4,334	4,334
Financial Liabilities
Long-term debt	$1,106,135	$1,105,411	$530,838	$521,018

Note 8:  Major Customers and Transactions with Affiliates

Major Customers

Operating revenues received from the major customers (expressed in thousand) and its percentage of revenues were:

	For the Year Ended December 31, 2004		For the Period May 17, 2003 through December 31, 2003		For the Period January 1, 2003 through May 16, 2003		For the Year Ended December 31, 2002
Customer	Revenue	%	Revenue	%	Revenue	%	Revenue	%
ProLiance	$ 56,742	221.53%	$ 28,110	19.68%	$ 22,157	19.53%	$ 48,510	18.19%
Atmos	$ 28,569	110.84%	$ 16,208	11.35%	$ 13,318	11.74%	$ 31,771	11.91%

Related Parties

Boardwalk makes advances to Holding Corp. The advances due Boardwalk by Holding Corp. at December 31, 2004, were $41.8 million and $4.3 million at December 31, 2003.   Loews also has a policy of charging its subsidiary companies for management services provided by Loews. For the year ended December 31, 2004, Boardwalk was charged $6.9 million and for the period after the TG-Acquisition in 2003, it was charged $3.3 million by Loews for management services.  Williams also had a policy of charging its subsidiary companies for management services provided by the parent company and other affiliated companies.  Amounts charged to expense relative to management services by Williams and included in the accompanying Predecessor financial statements were $5.4 million prior to the TG-Acquisition in 2003 and $12.2 million in 2002.   During 2002, Texas Gas leased office space to Southern Star Central Corp. (Central), which was considered an affiliate at that time.  The net amount charged to Central through November 15, 2002, was $9.5 million.

Amounts applicable to transportation for affiliates included in its gas transportation revenues for the Predecessor period are as follows (expressed in thousands):

	For the Period January 1, 2003 through May 16, 2003	For the Year Ended December 31, 2002
Williams Energy Services Co.	$ 292	$ 3,723
Transcontinental Gas Pipe Line Corp.	1,670	4,406
Total transportation for affiliates	$ 1,962	$ 8,129

Note 9:  Selected quarterly financial data (unaudited)

Boardwalk’s operating income may vary by quarter.  Based on the current rate structure, the pipelines experience higher income in the first and fourth quarters as compared to the second and third quarters.  The following tables summarize selected quarterly financial data for 2004 and 2003 for Boardwalk (expressed in thousands):

	2004 For the quarter ended:
	December 31	September 30	June 30	March 31
Operating revenues	$ 79,089	$ 46,920	$ 51,925	$ 85,673
Operating expenses	44,367	38,068	36,308	35,145
Operating income	34,722	8,852	15,617	50,528
Interest expense	7,276	7,276	7,417	7,760
Other income, net	367	254	242	305
Income before income taxes	27,813	1,830	8,442	43,073
Charge in lieu of income taxes	11,032	813	3,458	17,030
Net income	$ 16,781	$ 1,017	$ 4,984	$ 26,043

	2003
	Post-TG-Acquisition			Predecessor
	For the Quarter ended December 31	For the Quarter ended September 30	For the Period May 17 through June 30	For the Period April 1 through May 16	For the Quarter ended March 31
Operating revenues	$ 74,888	$ 45,005	$ 22,967	$ 29,306	$ 84,141
Operating expenses	36,555	33,919	15,836	19,073	32,835
Operating income	38,333	11,086	7,131	10,233	51,306
Interest expense	7,825	7,774	3,769	2,510	4,882
Other income (expense), net	345	(82)	110	1,038	1,676
Income before income taxes	30,853	3,230	3,472	8,761	48,100
Provision for income taxes	-	-	-	3,297	19,090
Charge-in-lieu of income taxes	12,201	1,563	1,340	-	-
Net income	$ 18,652	$ 1,667	$ 2,132	$ 5,464	$ 29,010

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

Boardwalk maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures are designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to its management on a timely basis to allow assessment of required disclosures.

Boardwalk’s principal executive officer and principal financial officer have conducted an evaluation of the disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer have each concluded that the disclosure controls and procedures are effective  for their intended purpose.

There was no change in Boardwalk’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over its financial reporting.

Item 9B.  Other Information

None

PART III

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the years ended December 31, 2004 and 2003 for professional services rendered to Boardwalk and its subsidiaries by the principal accountant for the audit of the annual financial statements and review of the quarterly financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:

Auditor	2004	2003
Deloitte & Touche LLP	$ 554,221	$ 527,179

Audit-Related Fees

There were no aggregate fees billed for the years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of its financial statements and not reported under Item 9(e)(1) of Schedule 14A.

Tax Fees

The aggregate fees billed for the years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning are:

Accountant	Nature of Services	2004	2003
Deloitte & Touche LLP	Tax Software Services	$18,433	$ 26,000

All Other Fees

There were no other fees billed for the years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported in items 9(e)(1) through 9(e)(3) of Schedule 14A.

Audit Committee’s Pre-Approval Policies and Procedures

In order to assure the continued independence of its independent auditor, currently Deloitte & Touche LLP, the Audit Committee of Boardwalk’s parent company, Loews Corporation, has adopted a policy requiring pre-approval of all audit and non-audit services performed for us by the independent auditor. Under this policy, the Audit Committee annually pre-approves certain limited, specified recurring services which may be provided by Deloitte & Touche LLP, subject to maximum dollar limitations.  All other engagements for services to be performed by Deloitte & Touche LLP must be separately pre-approved by the Audit Committee, or a designated committee member to whom this authority has been delegated.  Since its adoption of this policy in May 2003, the Audit Committee has pre-approved all engagements for services of Deloitte & Touche LLP, including the terms and fee thereof, and concluded that such engagements were compatible with the continued independence of Deloitte & Touche LLP in serving as Boardwalk’s independent auditor.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

Included in Item 8, Part II of this Report:

Report of Independent Registered Public Accounting Firm

Statements of Financial Position at December 31, 2004 and 2003

Statements of Operations for the years ended December 31, 2004 and 2002 and for the periods January 1, 2003 through May 16, 2003 and May 17, 2003 through December 31, 2003

Statements Of Stockholder’s and Member’s Equity for the years ended December 31, 2004 and 2002 and for the periods January 1, 2003 through May 16, 2003 and May 16, 2003 through December 31, 2003

Statements of Cash Flows for the years ended December 31, 2004 and 2002 and for the periods January 1, 2003 through May 16, 2003 and May 17, 2003 through December 31, 2003

Notes to Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)

3.  Exhibits

The documents listed below are being filed on behalf of Boardwalk Pipelines, LLC and are incorporated herein by reference from the documents indicated and made a part hereof.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

Exhibit Designation
Nature of Exhibit

3.1	Certificate of Formation of TGT Pipeline, LLC (Incorporated by reference to Exhibit 3.3 to Registration Statement No. 333-108693, on Form S-4, filed on September 11, 2003).
*3.2	Certificate of Amendment of the Certificate of Formation of TGT Pipeline, LLC, changing the name to Boardwalk Pipelines, LLC.
3.3	Operating agreement of TGT Pipeline, LLC (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-108693, on Form S-4, dated September 11, 2003).
4.1

Indenture dated as of May 28, 2003, between TGT Pipeline, LLC and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 3.6 to  Registration Statement No. 333-108693, on Form S-4, filed on September 11, 2003)

4.2

Indenture dated as of January 18, 2005 between TGT Pipeline, LLC and The Bank of New York, as Trustee, (Incorporated herein by reference to Exhibit 10.1 to  Current Report on Form 8-K filed by the Registrant on January 24, 2003)

10.1

Purchase and Sale Agreement dated as of November 20, 2004 between Entergy-Koch, LP and TGT Pipeline, LLC (Incorporated herein by reference to Exhibit 10.1 to  Current Report on Form 8-K filed by the Registrant on December 30, 2004)

*21.1	List of Subsidiaries of the Registrant
*31.1	Certification of H. Dean Jones, II, President, pursuant to Rule 13a-14(a) and Rule 15d-14(a)
*31.3	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)
*32.1	Certification of H. Dean Jones, II, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.3	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipelines, LLC
Registrant

Dated: March 18, 2005	/s/ Jamie L. Buskill Jamie L. Buskill	Vice President and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 18, 2005	/s/ H. Dean Jones II H. Dean Jones II	Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 18, 2005	/s/ Jamie L. Buskill Jamie L. Buskill	Director, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 18, 2005	/s/ Andrew H. Tisch Andrew H. Tisch	Director

EXHIBIT 21.1

BOARDWALK PIPELINES, LLC

Subsidiaries of the Registrant

December 31, 2004

Name of Subsidiary	Organized Under Laws of:	Business Names:
Texas Gas Transmission, LLC	Delaware	Texas Gas
Gulf South Pipeline Company, LP	Delaware	Gulf South

EXHIBIT 31.1

I, H. Dean Jones II, certify that:

1)

I have reviewed this report on Form 10-K of Boardwalk Pipelines, LLC;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under its supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report its conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)

The registrant’s other certifying officer and I have disclosed, based on its most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  March 18, 2005

/s/ H. Dean Jones II

 H. Dean Jones II, President

EXHIBIT 31.2

I, Jamie L. Buskill, certify that:

1)

I have reviewed this report on Form 10-K of Boardwalk Pipelines, LLC;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under its supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report its conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)

The registrant’s other certifying officer and I have disclosed, based on its most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  March 18, 2005

/s/ Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

EXHIBIT 32.1

Certification by the Chief Executive Officer

of Boardwalk Pipelines, LLC

pursuant to 18 U.S.C. Section 1350

(as adopted by Section 906 of the

Sarbanes-Oxley Act of 2002)

Pursuant to 18 U.S.C. Section 1350, the undersigned chief executive officer of Boardwalk Pipelines, LLC (the "Company") hereby certifies, to such officer's knowledge, that the Company's annual report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ H. Dean Jones II

H. Dean Jones II

President

(Chief Executive Officer)

Boardwalk Pipelines, LLC

March 18, 2005

 EXHIBIT 32.2

Certification by the Chief Executive Officer

of Boardwalk Pipelines, LLC

pursuant to 18 U.S.C. Section 1350

(as adopted by Section 906 of the

Sarbanes-Oxley Act of 2002)

Pursuant to 18 U.S.C. Section 1350, the undersigned chief financial officer of Boardwalk Pipelines, LLC (the "Company") hereby certifies, to such officer's knowledge, that the Company's annual report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Jamie L. Buskill

Jamie L. Buskill

Vice President and Chief Financial Officer

(Principal Financial Officer)

Boardwalk Pipelines, LLC

March 18, 2005