Form 10-Q
period 2005-03-31
BOARDWALK PIPELINES LLC
filed 2005-05-05
CIK 1262943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

 Not applicable

Boardwalk Pipelines, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

FORM 10-Q

MARCH 31, 2005

BOARDWALK PIPELINES, LLC

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Note 1:  Corporate Structure

8

Note 2:  Accounting Policies

9

Note 3:  Commitments and Contingencies

11

Note 4:  Financing

14

Note 5.  Employee Benefits

15

Note 6.  Related Parties

15

Item 2.  Management’s Narrative Analysis of the Results of Operations

16

Results of Operations:

16

Capital Resources and Liquidity

16

Forward-Looking Statements

16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.  Controls and Procedures

17

PART II – OTHER INFORMATION

19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (Thousands of Dollars)

(Unaudited)

ASSETS	March 31, 2005	December 31, 2004
Current Assets:
Cash and cash equivalents	$ 38,907	$ 16,518
Restricted cash	4,077	-
Receivables, net:
Trade	46,999	45,662
Other	19,707	26,978
Gas Receivables:
Transportation and exchange	27,073	34,294
Storage	19,777	13,948
Inventories	14,052	14,182
Costs recoverable from customers	2,610	2,611
Deferred income taxes	2,326	13,097
Gas stored underground	7,053	3,534
Prepaid expenses and other current assets	6,276	6,677
Total current assets	188,857	177,501

Property, Plant and Equipment:
Natural gas transmission plant	1,685,672	1,676,729
Other natural gas plant	217,581	215,195
	1,903,253	1,891,924

Less—Accumulated depreciation and amortization	65,298	49,801
Property, plant and equipment, net	1,837,955	1,842,123

Other Assets:
Goodwill	163,474	163,474
Gas stored underground	122,213	130,241
Deferred income taxes	34,598	46,206
Costs recoverable from customers	37,206	35,984
Advances to affiliates, non-current	46,435	41,812
Other	15,122	15,168
Total other assets	419,048	432,885

Total Assets	$ 2,445,860	$ 2,452,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY	March 31, 2005	December 31, 2004
Current Liabilities:
Payables:
Trade	$ 6,028	$ 21,135
Affiliates	304	1,659
Other	8,722	6,251
Gas Payables:
Transportation and exchange	20,824	25,422
Storage	25,914	28,296
Accrued income taxes	1,505	-
Accrued taxes other	10,121	10,523
Accrued interest	14,797	5,241
Accrued payroll and employee benefits	19,214	25,796
Other current liabilities	35,657	37,733
Total current liabilities	143,086	162,056

Long –Term Debt	1,100,684	1,106,135

Other Liabilities and Deferred Credits:
Postretirement benefits	28,612	28,001
Asset retirement obligation	3,311	3,254
Provision for other asset retirement	30,345	29,700
Other	28,576	30,436
Total other liabilities and deferred credits	90,844	91,391

Member’s Equity:
Paid-in capital	1,078,335	1,071,651
Retained earnings	34,133	21,276
Accumulated other comprehensive loss	(1,222)	-
Total member’s equity	1,111,246	1,092,927
Total Liabilities and Equity	$ 2,445,860	$ 2,452,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

For the Three Months Ended March 31,
2005	2004

Operating Revenues:
Gas transportation	$ 138,916	$ 83,815
Gas storage	9,339	1,336
Other	1,962	522
Total operating revenues	150,217	85,673

Operating Costs and Expenses:
Operation and maintenance	31,368	9,621
Administrative and general	18,181	13,126
Depreciation and amortization	17,195	8,316
Taxes other than income taxes	7,140	4,082
Total operating costs and expenses	73,884	35,145

Operating Income	76,333	50,528

Other (Income) Deductions:
Interest expense	14,615	7,760
Interest income from affiliates	(403)	(26)
Miscellaneous other income, net	(721)	(279)
Total other deductions	13,491	7,455

Income before income taxes	62,842	43,073

Charge-in-lieu of income taxes	24,985	17,030
Net Income	$ 37,857	$ 26,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

 (Unaudited)

For the Three Months Ended March 31,
2005	2004

OPERATING ACTIVITIES:
Net income	$ 37,857	$ 26,043
Adjustments to reconcile to cash provided from (used in) operations:
Depreciation and amortization	17,195	8,316
Provision for deferred income taxes	22,698	14,999
Changes in operating assets and liabilities:
Restricted cash	(4,077)	-
Receivables	2,737	1,350
Inventories	130	(732)
Affiliates	(1,355)	104
Other current assets	(3,404)	2,570
Accrued income taxes	2,280	2,032
Payables and accrued liabilities	(21,149)	(24,225)
Other, including changes in noncurrent assets and liabilities	5,541	18,559
Net cash provided by operating activities	58,453	49,016
INVESTING ACTIVITIES:
Capital expenditures, net	(7,494)	(2,141)
Advances to affiliates, net	(4,623)	(1,761)
Net cash used in investing activities	(12,117)	(3,902)
FINANCING ACTIVITIES:
Proceeds from long-term debt	569,369	-
Payment of long-term debt	(575,000)	(17,285)
Dividends paid	(25,000)	(10,000)
Capital contribution from parent	6,684	-
Net cash used in financing activities	(23,947)	(27,285)
Increase in cash and cash equivalents	22,389	17,829
Cash and cash equivalents at beginning of period	16,518	19,171
Cash and cash equivalents at end of period	$ 38,907	$ 37,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(Thousands of Dollars)

(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, Member’s Equity, December 31, 2003	$ 520,910	$ 2,451
Add (deduct):
Net income	-	26,043		$ 26,043
Dividends paid	-	(10,000)		-
Balance, Member’s Equity, March 31, 2004	$ 520,910	$ 18,494	-	$ 26,043

Balance, Member’s Equity, December 31, 2004	$ 1,071,651	$ 21,276
Add (deduct):
Capital contribution	6,684	-
Net income	-	37,857		$ 37,857
Dividends paid	-	(25,000)		-
Other comprehensive loss	-	-	$ (1,222)	(1,222)
Balance, Member’s Equity, March 31, 2005	$ 1,078,335	$ 34,133	$ (1,222)	$ 36,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:  Corporate Structure

Boardwalk Pipelines, LLC (Boardwalk) is a holding company engaged, through its subsidiaries, in the operation of interstate natural gas transmission pipeline systems. Boardwalk includes Texas Gas Transmission, LLC (Texas Gas), acquired in May of 2003 (TG-Acquisition), and Gulf South Pipeline Company, LP (Gulf South), acquired in December of 2004 (GS-Acquisition).  Boardwalk has no significant assets or operations other than its investments in Texas Gas and Gulf South.  Boardwalk is wholly owned by Boardwalk Pipelines Holding Corp. (Holding Corp).  Holding Corp is a wholly owned subsidiary of Loews Corporation (Loews).

Basis of Presentation

The accompanying condensed consolidated financial statements of Boardwalk were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Since Texas Gas’ rates are regulated by the Federal Energy Regulatory Commission (FERC) and the FERC does not allow recovery in rates of amounts in excess of original cost, in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, Texas Gas’ historical net book value of regulatory related assets and liabilities were considered to be the fair value of those respective assets and liabilities and the excess purchase price above the historical net book value was allocated to goodwill.  Texas Gas may make adjustments to the purchase price allocation pending possible revisions to the tax basis of assets and liabilities assumed in the TG-Acquisition consistent with the provisions of Emerging Issues Task Force No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004 and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 and changes in cash flows for the three months ended March 31, 2005 and 2004.

The accompanying condensed consolidated financial statements also reflect the purchase price allocation resulting from the GS-Acquisition. A preliminary allocation of the purchase price was assigned to the assets and liabilities of Gulf South, based on their estimated fair values in accordance with GAAP.  This allocation is subject to adjustment for resolution of certain preacquisition contingencies and the completion of certain analyses and appraisals during 2005, including issues ultimately associated with tax basis allocations.

As discussed in Note 2 herein, Gulf South does not apply the provisions of SFAS No. 71.  Accordingly, the preliminary purchase price allocation does not necessarily consider the book value of assets and liabilities to be the fair value of those respective assets and liabilities.

Both the TG-Acquisition and GS-Acquisition were treated as acquisitions of assets for income tax purposes and, accordingly, Boardwalk has tax basis in the acquired net assets approximately equal to the respective acquisition prices.   In connection with the terms of this election, temporary differences that existed prior to the acquisitions no longer exist and differences between the new allocated purchase price for book and income tax are established as part of the purchase price allocation.

The following unaudited pro forma financial information is presented as if Gulf South had been acquired as of the beginning of the period presented.  The pro forma amounts include certain adjustments, including depreciation expense based on the allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt by Gulf South and Boardwalk; and the related tax effect of these items.

For the Three Months Ended
(expressed in thousands)	March 31, 2004
Operating revenues	$ 151,348
Income before income taxes	48,338
Net income	29,226

The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of future results of operations.

Note 2:  Accounting Policies

Principles of Consolidation

The consolidated Boardwalk financial statements include the accounts of Boardwalk and its wholly owned subsidiaries, Texas Gas and Gulf South, after elimination of inter-company transactions.

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

Gas in Storage and Gas Receivables/Payables

Both Texas Gas and Gulf South have underground gas in storage which is utilized for system management and operational balancing, as well as for certain tariff services including firm, interruptible and no-notice storage services and parking and lending services.  Consistent with the above, certain of these volumes are necessary to provide for storage services which allow third parties to store their own natural gas in the pipelines’ underground facilities.   Additionally, in the course of providing transportation and storage services to customers, the pipelines may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers.  These transactions result in imbalances, which are repaid or recovered in cash or through the receipt or delivery of gas in the future.  Settlement of imbalances requires agreement between the pipeline and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

The accompanying condensed consolidated financial statements reflect the balance of underground gas in storage, as well as the resulting activity relating to the services and balancing activities described above.  Gas Stored Underground includes natural gas volumes owned by the pipeline, reduced by certain operational encroachments upon that gas.  For Texas Gas, these amounts are valued at historical cost, consistent with the purchase price allocation applied to a company that applies the provisions of SFAS No. 71. The carrying value for Gulf South reflects certain volumes acquired at fair value at the date of the GS-Acquisition plus retained gas since the GS-Acquisition. Current Gas Stored Underground represents retained fuel and excess working gas at Gulf South which is available for resale.  Retained Fuel is a component of Gulf South’s tariff structure and is recognized as revenue at market prices in the month of retention.  Fuel can be retained from customers in kind or paid by customers in cash.

Gas receivables and payables represent certain amounts attributable to balancing and tariff services associated with the storage services.  As discussed above, imbalances arise in the normal course of providing transportation and storage services to customers.  Gas receivables and payables include volumes receivable from or payable to third parties in connection with the imbalance activity.  For Texas Gas, these amounts are valued at the historical value of gas in storage, consistent with the regulatory treatment and the settlement history.  For Gulf South, these receivables and payables are valued at market price at the end of every month.

Gas receivables and payables also reflects certain amounts of customer-owned gas at the Texas Gas facilities.  Consistent with regulatory treatment prescribed by the FERC as a result of risk of loss provisions included in its tariff, Texas Gas reflects an equal and offsetting receivable and payable for certain customer-owned gas in its facilities for certain storage and related services.  This amount was valued at the historical cost of gas, consistent with other Texas Gas balances, and was $26.9 million and $29.8 million at March 31, 2005 and December 31, 2004, respectively.

Boardwalk does not reflect volumes held by Gulf South on behalf of others on the Condensed Consolidated Statements of Financial Position.  As of March 31, 2005 and December 31, 2004, Gulf South held 41.2 and 52.7 Bcf of gas owned by shippers and had loaned 2.2 and 2.2 Bcf of gas, respectively.

Derivative Financial Instruments

In accordance with Gulf South's risk management policy, Gulf South utilizes natural gas futures, swap, and option contracts (collectively, "hedge contracts") to hedge certain exposures to market price fluctuations on its anticipated purchases and sales of gas.  These hedge contracts are reported at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.   The changes in fair value of the hedge contracts are expected to, and do, have a high correlation to changes in the anticipated purchase and sales prices of gas and therefore qualify for hedge accounting under SFAS No. 133. In addition, if the hedge contracts cease to have high correlation or if the anticipated purchase or sale is deemed no longer probable to occur, hedge accounting is terminated and the associated changes in the fair value of the derivative financial instruments are recognized in the related period on the Condensed Consolidated Statements of Operations.  The related gains and losses derived from changes in the fair value of hedge contracts are deferred as a component of accumulated other comprehensive income. These deferred gains and losses are recognized in the Condensed Consolidated Statements of Operations when the hedged anticipated purchases or sales affect earnings. However, to the extent that the change in the fair value of the hedge contracts does not effectively offset the change in the fair value of the anticipated purchase or sales, the ineffective portion of the hedge contracts is immediately recognized.

As of March 31, 2005, Gulf South had a liability of approximately $1.7 million related to the hedge contracts included in Other current liabilities on the Condensed Consolidated Statements of Financial Position.  As of December 31, 2004, Gulf South had an asset of approximately $0.3 million related to the hedge contracts included in Prepaid expenses and other current assets on the Condensed Consolidated Statements of Financial Position.  As of March 31, 2005 Gulf South had a deferred loss on cash flow hedges in accumulated other comprehensive loss of $1.2 million, net of income taxes.  Gulf South expects to reclassify the entire amount of accumulated other comprehensive loss to earnings over the next 12 months.

Regulatory Accounting

The pipeline operations of Texas Gas and Gulf South are regulated by the FERC.  SFAS No. 71 requires that rate-regulated public utilities that meet certain specified criteria account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates.  Texas Gas applies SFAS No. 71.  Therefore, certain costs and benefits are capitalized as regulatory assets and liabilities, respectively, based on expected recovery from customers or refund to customers in future periods. Gulf South does not apply SFAS No. 71.  Certain services provided by Gulf South are market-based and competition in Gulf South’s market area often results in discounts from the maximum allowable cost-based rate such that SFAS No. 71 is not appropriate.  Therefore, Gulf South does not record any regulatory assets or liabilities.

The amounts recorded as regulatory assets and liabilities in the Condensed Consolidated Statements of Financial Position as of March 31, 2005 and December 31, 2004, are summarized as follows (shown in thousands):

	March 31, 2005	December 31, 2004
Regulatory Assets:
Pension, non current	$ 828	$ 128
Income tax	6,683	6,526
Unamortized debt expense and premium on reacquired debt	13,450	13,699
Post retirement benefits other than pension	32,306	32,374
Gas supply realignment costs	-	(432)
Total regulatory assets	$ 53,267	$ 52,295

Regulatory Liabilities:
Fuel tracker	$ 2,340	$ 917
Gas supply realignment costs	2	-
System management/cashout tracker	745	77
Provision for other asset retirement	30,345	29,700
Unamortized discount on long-term debt	(2,154)	(2,198)
Total regulatory liabilities	$ 31,278	$ 28,496

The table above includes amounts related to unamortized debt expense and unamortized discount on long-term debt.  While these amounts are not regulatory assets or regulatory liabilities as defined by SFAS No. 71, they are a critical component of Texas Gas’ embedded cost of debt utilized in its rate proceedings.   Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the manner in which Texas Gas records these items in its regulatory books of account.

Asset Retirement Obligations

Asset retirement obligations exist for certain of Boardwalk’s utility assets; however, the fair value of the obligations cannot be determined because the end of the utility system life is not determinable with the degree of accuracy necessary to currently establish a liability for the obligations. Gulf South has identified a legal obligation associated with the abandonment of its offshore pipeline laterals. Pursuant to federal regulations, Gulf South has a legal obligation to plug and abandon pipelines and remove platforms once gas flow has ceased.   A liability of $3.3 million is included in the accompanying Condensed Consolidated Statements of Financial Position as Asset retirement obligation at both March 31, 2005 and December 31, 2004, which represents the estimated fair value of that legal liability.

Texas Gas’ depreciation rates for utility plant are approved by the FERC.  The approved depreciation rates are comprised of two types; one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage). Therefore, Texas Gas accrues estimated net costs of removal of long-lived assets through negative salvage expense.  Accordingly, they have collected a certain amount in rates representing estimated costs of removal, which do not represent a legal obligation. Texas Gas has reclassified $30.3 million and $29.7 million as of March 31, 2005 and December 31, 2004, respectively, in the accompanying Condensed Consolidated Statements of Financial Position as Provision for other asset retirement.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation and will be effective for fiscal years ending after December 15, 2005, with earlier adoption encouraged.  Boardwalk is reviewing this interpretation to determine what, if any, effect this will have on our Consolidated Statements of Financial Position.

Reclassifications

Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation.

Note 3:  Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

Storage Expansion Projects

Requests for additional storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting Texas Gas to expand its storage facilities.  On February 11, 2005, FERC issued a certificate of public convenience and necessity in Docket No. CP04-373 granting Texas Gas approval to begin expanding its western Kentucky storage complex for service to two customers beginning November 1, 2005.  The project will cost an estimated $21.7 million, which will be funded by internally generated cash flows, and will allow the additional withdrawal of 82,000 MMBtu per day.  Texas Gas has incurred $7.6 million costs on this project through March 31, 2005.

Gulf South is developing a high-deliverability storage cavern at a leased facility located in Napoleonville, Louisiana that is expected to add up to 6.0 Bcf of firm working gas capacity. This facility is expected to be in service in the fourth quarter of 2008.  Capacity will be available at market-based rates. The project's remaining cost is expected to be $1.0 million and will be funded by internally generated cash flows.

General Rate Case

On April 29, 2005, Texas Gas filed a general rate case. The rate case reflects a requested increase in annual cost of service from $258 million to $300 million, primarily attributable to increases in the utility rate base, operating expenses, and rate of return and related taxes. The rates will become effective on November 1, 2005, subject to refund in the event lower rates are finally established in the rate case.

FERC Order No. 2004 (Docket No. RM01-10)

On November 25, 2003, the FERC issued its Final Rule (Order No. 2004) establishing uniform “Standards of Conduct for Transmission Providers.” Order No. 2004 defines transmission providers as interstate natural gas pipelines and public utilities that own, operate, or control electric transmission facilities, adopts the same standards of conduct for all transmission providers, and, subject to certain exemptions, broadly defines energy affiliates to include any affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades, or administers natural gas or electric energy, or engages in financial transactions relating to the sale or transmission of natural gas or electricity.  Because Texas Gas has no sales function and no energy or marketing affiliates, Texas Gas filed a request for exemption from Order No. 2004 and was granted the exemption.  Gulf South has implemented Order No. 2004 on its system.  However, following the GS-Acquisition, Gulf South has no energy or marketing affiliates and, as a result, on April 1, 2005, Gulf South filed a request for exemption from this rule.

FERC Notice of Inquiry (Docket No. RM05-2-000)

On November 22, 2004, the FERC issued a Notice of Inquiry (Docket No. RM05-2-000) seeking comments on its policy regarding selective discounting by natural gas pipeline companies. Specifically, the FERC asked whether the FERC’s practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. Potential alternatives appear to include (1) leaving the current discount adjustment policy unchanged, (2) eliminating the discount adjustment for gas-on-gas competition, (3) increasing the burden of proof on pipelines to obtain a discount adjustment by eliminating the presumption applicable to non-affiliate discounts, (4) eliminating the discount adjustment relating to long-term contracts, (5) increasing pipeline reporting requirements or further stiffening the pipeline standards of conduct related to discounting, or (6) prohibiting all affiliate discounts. Texas Gas and Gulf South responded in support of the current FERC discounting policies. Considering the wide array of possible outcomes to this matter, Boardwalk is currently unable to project the impact of this issue on either its financial condition or its results of operations, if any.

Environmental and Safety Matters

Texas Gas and Gulf South are subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. Boardwalk accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

 As of March 31, 2005, Boardwalk had an accrued liability of approximately $16.9 million for estimated probable costs associated with environmental assessment and remediation.  These estimates depend upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken.  Texas Gas and Gulf South are continuing to conduct environmental assessments and are implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

Boardwalk considers environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be prudent costs incurred in the ordinary course of business. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors and may be more or less than the amount of the reserve.

GSR Settlement

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

GSR collections pursuant to the settlement ended in 2004.  On November 19, 2004, Texas Gas filed a final GSR reconciliation report with the FERC and revised tariff sheets to remove the GSR recovery mechanism from its rates.   On December 10, 2004, the FERC issued a letter order accepting the report.  As a result, Texas Gas recognized $3.3 million of revenue and a $1.8 million expense adjustment related to the settlement during the fourth quarter of 2004.  In accordance with the settlement, Texas Gas refunded $0.4 million during March 2005 to customers.

Napoleonville Salt Dome Matter

On or about December 24, 2003, natural gas was observed bubbling at the surface near two natural storage caverns that were being leased and operated by Gulf South for natural gas storage in Napoleonville, Louisiana. Gulf South commenced remediation efforts immediately and has ceased using those storage caverns. Two class action lawsuits have been filed to date relating to this incident; a declaratory judgment action has been filed and stayed against Gulf South by the lessor of the property, and several individual actions have been filed against Gulf South by local residents and businesses. Gulf South intends to vigorously defend each of these actions; however, it is not possible to predict the outcome of this litigation.  Litigation is subject to many uncertainties, and it is possible that these actions could be decided unfavorably.  Gulf South may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Gulf South has incurred $32.7 million through March 31, 2005, for remediation costs and legal fees since the date of the incident.  At March 31, 2005 and December 31, 2004, Gulf South had an accrual of $1.0 million and $2.5 million in other liabilities related to this incident, respectively.  The total range of loss related to this incident cannot be estimated at March 31, 2005.  Gulf South has made demand for reimbursement from its insurance carriers and received $10.5 million in November 2004 for reimbursement of remediation and non-litigation expenses and in January 2005 received $4.2 million for the reimbursement of natural gas loss which was included in other receivables at December 31, 2004.  Gulf South will continue to pursue recoveries of the remaining expenses, including legal expenses, but to date its insurance carriers have neither accepted nor rejected those additional claims. In connection with the GS-Acquisition, Boardwalk agreed to remit to the sellers all insurance proceeds received for reimbursement of amounts related to this event to the extent incurred and paid prior to the date of the GS-Acquisition or are reimbursed to Boardwalk pursuant to the post-closing price adjustment procedures provided in the acquisition agreement.

FERC Docket No. CP04-24-000

On March 30, 2004, Gulf South received FERC approval in Docket No. CP04-24-000 to sell certain facilities located in Panola County, Texas.  On March 31, 2005, Gulf South closed the sale of these facilities to Duke Energy Field Services, LP effective April 1, 2005, for a sales price of $5.0 million.  These facilities consist of approximately 430 miles of pipeline, two compressor stations, and receipt and delivery facilities that gather gas from wells in three local producing regions - The Carthage, Blocker, and Bethany Fields.  There is a three-month Interim Operating Service agreement for these facilities. No gain or loss will be recorded from this transaction because the sales price approximated the value assigned to the assets during the purchase price allocation performed at year end.  This transaction is included in  Restricted cash and Other accrued liabilities in the Condensed Consolidated Statements of Financial Position.

Mineral Interest in Storage Field

In the purchase agreement between Boardwalk and The Williams Companies, Inc. (Williams) for the acquisition of Texas Gas in 2003, Williams agreed to indemnify Texas Gas for any liabilities or obligations in connection with certain litigation or potential litigation including, among others, the following previously disclosed matter:

•

A claim by certain parties for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas.  In December 2003, a lawsuit was filed against Texas Gas in Muhlenberg County, Kentucky seeking unspecified damages related to this claim.

As a result, Williams is defending this action on behalf of Texas Gas.  On April 18, 2005, in the first phase of this lawsuit, the court entered an order granting partial summary judgment against Texas Gas related to the vesting of legal title to the disputed acreage.  Williams continues to defend Texas Gas as the lawsuit moves into its next phase.  Because Williams has retained responsibility for this claim, it is not likely to have a material affect upon our future financial condition or results of operations.

Other Legal Matters

Boardwalk and its subsidiaries are parties to various legal actions arising in the normal course of business. Management believes that the disposition of outstanding legal actions will not have a material adverse impact on its financial position or results of operations.

Note 4:  Financing

Long-term debt issues were outstanding as follows (expressed in thousands):

	March 31,	December 31,
	2005	2004
Boardwalk Pipelines, LLC
5.20% Notes due 2018	$ 185,000	$ 185,000
Interim Term Loan	-	575,000
5.50% Notes due 2017	300,000	-
Texas Gas Transmission, LLC
7.25% Debentures due 2027	100,000	100,000
4.60% Notes due 2015	250,000	250,000

Gulf South Pipeline Company, LP
5.05% Notes due 2015	275,000	-
	1,110,000	1,110,000
Unamortized debt discount	(9,316)	(3,865)
Total long-term debt	$ 1,100,684	$ 1,106,135

In December of 2004, Boardwalk borrowed $575.0 million as an interim term loan in connection with the GS-Acquisition. In January of 2005, Boardwalk issued $300.0 million principal amount of 5.50% notes due 2017 and Gulf South issued $275.0 million principal amount of 5.05% notes due 2015. The proceeds from these notes, together with available cash, were used to repay the interim loan.

Boardwalk has agreed to use its reasonable best efforts to file an exchange offer registration statement on the $300.0 million principal aggregate 5.50% notes due 2017 and have it declared effective by the Securities and Exchange Commission within 210 days following the original issuance of these notes and to effect an exchange offer of these notes for substantially identical notes which have been registered under the Securities Act of 1933 within 30 days thereafter.

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

Note 5.  Employee Benefits

Substantially all of Texas Gas’ employees are covered under a non-contributory, defined benefit retirement plan offered by Texas Gas. Texas Gas’ general funding policy is to contribute amounts deductible for federal income tax purposes.  Due to its fully funded status, Texas Gas has not been required to fund the Retirement Plan since 1986.  As of March 31, 2005, no contributions had been made for the current year. Texas Gas also provides life insurance and health care plans which accord postretirement medical benefits to certain retired Texas Gas employees.

Net periodic benefit cost components are as follows (expressed in thousands):

Pension Benefits		Other Benefits
For the Three Months Ended March 31,		For the Three Months Ended March 31,
2005	2004	2005	2004

Service Cost	$ 975	$ 900	$ 519	$ 524
Interest Cost	1,500	1,425	1,806	1,478
Expected return on plan assets	(1,775)	(1,675)	(1,158)	(1,313)
Amortization of accumulated loss (gains)	-	-	90	(16)
Regulatory accrual	(700)	(650)	68	652
Estimated net periodic benefit cost	$ -	$ -	$ 1,325	$ 1,325

Note 6.  Related Parties

Boardwalk makes advances to Holding Corp. The advances due Boardwalk by Holding Corp. at March 31, 2005 and December 31, 2004, were $46.4 million and $41.8 million, respectively.  Loews also has a policy of charging its subsidiary companies for management services provided by Loews. For the periods ended March 31, 2005 and 2004, Boardwalk was charged $1.7 million and $1.5 million by Loews for management services.

Item 2.  Management’s Narrative Analysis of the Results of Operations

Boardwalk is the parent company of Texas Gas and Gulf South, each of which is an interstate natural gas pipeline company. Boardwalk is a holding company and conducts all of its operations through Texas Gas and Gulf South. Boardwalk has no significant assets or operations other than its investments in Texas Gas and Gulf South.  Boardwalk was formed in April 2003 to acquire Texas Gas, and completed the acquisition on May 16, 2003 (TG-Acquisition). Boardwalk acquired Gulf South on December 29, 2004 (GS-Acquisition).  Boardwalk is an indirect, wholly owned subsidiary of Loews Corporation (Loews). The discussion throughout this analysis refers to Boardwalk and its wholly owned subsidiaries, Texas Gas and Gulf South.

Since Gulf South was not acquired until December 29, 2004, the activity for the three months ended March 31, 2004, included activity for the Texas Gas subsidiary only.

Results of Operations:

Boardwalk’s operating revenues increased in 2005 by $64.5 million, which is primarily attributable to revenue from Gulf South of $72.4 million, which was offset by a decrease in other gas transportation and storage revenues, due to the weather in January and February 2005 being 20% warmer than normal in Boardwalk’s direct-serve market area (based on degree days) resulting in excess capacity and a reduction in storage flexibility due to unusually high storage levels.  As a result, commodity-based revenues were $0.7 million lower, storage and Park and Loan services were $1.8 million lower and demand revenues were $4.9 million lower.  Total deliveries were 368.8 trillion British thermal units (Tbtu) and 197.6 Tbtu for the first quarter of 2005 and 2004, respectively.

Boardwalk’s operating costs and expenses increased $38.7 million for the first quarter of 2005 vs. 2004  primarily attributable to the expenses of Gulf South of $39.9 million, lower employee benefit expenses of $1.1 million and $0.6 million lower corporate overhead costs.  These decreases were partially offset by $0.4 million higher property and franchise taxes.

Boardwalk’s net income increased by $11.8 million due to the reasons discussed above, partially offset by $6.9 million increase in interest expense due to the increase in long-term debt incurred to finance the GS-Acquisition and $8.0 million in higher tax expense reflecting higher pretax income.

Capital Resources and Liquidity

Boardwalk is a holding company and derives all of its cash flow from its subsidiaries, Texas Gas and Gulf South.  Boardwalk’s primary capital requirement is to make interest payments on its outstanding debt.  Boardwalk also advances funds to its parent company, Holding Corp.  Texas Gas and Gulf South fund their respective operations and capital requirements with cash flows from operating activities. In addition, the notes payable from Boardwalk are demand notes which Texas Gas or Gulf South can demand to be repaid at any time.

Boardwalk has agreed to use its reasonable best efforts to file an exchange offer registration statement and have it declared effective by the Securities and exchange Commission within 210 days following the original issuance of these notes and to effect an exchange offer of these notes for substantially identical notes which have been registered under the Securities Act of 1933 within 30 days thereafter.

Boardwalk’s capital expenditures for the first three months of 2005 and 2004 were $11.7 million and $2.1 million, respectively. Boardwalk’s capital expenditures for 2005 are expected to approximate $92.0 million and are expected to be funded through cash flows from operating activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Boardwalk’s market risk is substantially limited to its long-term debt.  All interest on long-term debt is fixed in nature. Total long-term debt at March 31, 2005, had a carrying value of $1,100.7 million and a fair value of $1,069.2 million. Total long-term debt at December 31, 2004, had a carrying value of $1,106.1 million and a fair value of $1,105.4 million.  Certain volumes of gas stored underground at Gulf South are available for sale and subject to commodity price risk.  These volumes are reflected at the lower of weighted-average cost or market at March 31, 2005.

Item 4.  Controls and Procedures

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

As discussed, Boardwalk completed the acquisition of Gulf South in December 2004, which met the criteria of being a significant acquisition. Boardwalk is in the process of reviewing Gulf South’s internal control structure, and, if necessary, making appropriate changes.

Boardwalk’s principal executive officer and principal financial officer have conducted an evaluation of the disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer have each concluded that the disclosure controls and procedures are effective for their intended purpose.

There was no change in Boardwalk’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the last fiscal quarter that materially affected, or would be reasonably likely to materially affect, the internal control over its financial reporting.

PART II – OTHER INFORMATION

 Item 6.  Exhibits

The documents listed below are being filed on behalf of Boardwalk Pipelines, LLC and are incorporated herein by reference from the documents indicated and made a part hereof.  Copies of the instruments below have been included herewith.

Exhibit Designation
	Registrant	Nature of Exhibit

31.1	Boardwalk Pipelines, LLC	Certification of H. Dean Jones II, President, pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Boardwalk Pipelines, LLC	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Boardwalk Pipelines, LLC	Certification of H. Dean Jones II, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Boardwalk Pipelines, LLC	Certification of Jamie L. Buskill, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boardwalk Pipelines, LLC
Registrant

Dated: May 5, 2005	/s/ Jamie L. Buskill Jamie L. Buskill
Vice-President and Chief Financial Officer