Form 10-Q
period 2005-06-30
BOARDWALK PIPELINES LLC
filed 2005-07-29
CIK 1262943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

TABLE OF CONTENTS

FORM 10-Q

JUNE 30, 2005

BOARDWALK PIPELINES, LLC

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Note 1:  Corporate Structure

9

Note 2:  Accounting Policies

10

Note 3:  Commitments and Contingencies

12

Note 4:  Financing

16

Note 5.  Employee Benefits

16

Note 6.  Related Parties

17

Item 2.  Management’s Narrative Analysis of the Results of Operations

18

Results of Operations for the six months ended June 30, 2005 compared to June 30, 2004

18

Capital Resources and Liquidity

18

Critical Accounting Policies

18

Forward-Looking Statements

19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.  Controls and Procedures

20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (Thousands of Dollars)

(Unaudited)

ASSETS	June 30, 2005	December 31, 2004
Current Assets:
Cash and cash equivalents	$ 49,473	$ 16,518
Receivables, net:
Trade	36,823	45,662
Other	3,552	26,978
Gas Receivables:
Transportation and exchange	25,855	34,294
Storage	6,219	13,948
Inventories	15,276	14,182
Costs recoverable from customers	2,705	2,611
Deferred income taxes	741	13,384
Gas stored underground	4,040	3,534
Prepaid expenses and other current assets	10,296	7,231
Total current assets	154,980	178,342

Property, Plant and Equipment:
Natural gas transmission plant	1,713,321	1,676,729
Other natural gas plant	217,517	215,195
	1,930,838	1,891,924

Less—Accumulated depreciation and amortization	83,804	49,801
Property, plant and equipment, net	1,847,034	1,842,123

Other Assets:
Goodwill	163,474	163,474
Gas stored underground	140,949	130,241
Deferred income taxes	25,026	46,206
Costs recoverable from customers	38,145	35,984
Advances to affiliates, non-current	62,664	41,812
Other	14,943	14,327
Total other assets	445,201	432,044

Total Assets	$ 2,447,215	$ 2,452,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY	June 30, 2005	December 31, 2004
Current Liabilities:
Payables:
Trade	$ 9,157	$ 21,135
Affiliates	342	1,659
Other	4,765	6,251
Gas Payables:
Transportation and exchange	27,012	25,422
Storage	27,392	28,296
Accrued taxes other	15,876	10,523
Accrued interest	18,924	5,241
Accrued payroll and employee benefits	22,696	25,796
Other current liabilities	21,791	37,733
Total current liabilities	147,955	162,056

Long –Term Debt	1,100,886	1,106,135

Other Liabilities and Deferred Credits:
Postretirement benefits	27,693	28,001
Asset retirement obligation	3,094	3,254
Provision for other asset retirement	31,765	29,700
Other	30,021	30,436
Total other liabilities and deferred credits	92,573	91,391

Member’s Equity:
Paid-in capital	1,078,335	1,071,651
Retained earnings	27,838	21,276
Accumulated other comprehensive loss	(372)	-
Total member’s equity	1,105,801	1,092,927

Total Liabilities and Equity	$ 2,447,215	$ 2,452,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

For the Three Months Ended June 30,
2005	2004

Operating Revenues:
Gas transportation	$ 101,595	$ 49,554
Gas storage	10,230	1,253
Other	6,337	1,118
Total operating revenues	118,162	51,925

Operating Costs and Expenses:
Operation and maintenance	36,405	10,472
Administrative and general	19,798	13,173
Depreciation and amortization	17,864	8,415
Taxes other than income taxes	7,419	4,248
Total operating costs and expenses	81,486	36,308

Operating Income	36,676	15,617

Other (Income) Deductions:
Interest expense	15,050	7,417
Interest income from affiliates	(554)	(35)
Miscellaneous other income, net	(613)	(207)
Total other deductions	13,883	7,175

Income before income taxes	22,793	8,442

Charge-in-lieu of income taxes	9,088	3,458

Net Income	$ 13,705	$ 4,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

For the Six Months Ended June 30,
2005	2004

Operating Revenues:
Gas transportation	$ 240,511	$ 133,369
Gas storage	19,569	2,589
Other	8,299	1,640
Total operating revenues	268,379	137,598

Operating Costs and Expenses:
Operation and maintenance	67,773	20,093
Administrative and general	37,979	26,299
Depreciation and amortization	35,059	16,731
Taxes other than income taxes	14,559	8,330
Total operating costs and expenses	155,370	71,453

Operating Income	113,009	66,145

Other (Income) Deductions:
Interest expense	29,665	15,177
Interest income from affiliates	(957)	(61)
Miscellaneous other income, net	(1,334)	(486)
Total other deductions	27,374	14,630

Income before income taxes	85,635	51,515

Charge-in-lieu of income taxes	34,073	20,488

Net Income	$ 51,562	$ 31,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

 (Unaudited)

For the Six Months Ended June 30,
2005	2004

OPERATING ACTIVITIES:
Net income	$ 51,562	$ 31,027
Adjustments to reconcile to cash provided by (used in) operations:
Depreciation and amortization	35,059	16,731
Amortization of acquired executory contracts	(6,043)	-
Provision for deferred income taxes	41,436	23,830
Changes in operating assets and liabilities:
Receivables	44,390	20,550
Inventories	(1,094)	(876)
Affiliates	(1,317)	(45)
Other current assets	(3,665)	3,283
Accrued income taxes	(7,370)	(3,339)
Payables and accrued liabilities	(10,917)	(16,862)
Other, including changes in noncurrent assets and liabilities	(17,661)	(303)
Net cash provided by operating activities	124,380	73,996

INVESTING ACTIVITIES:
Capital expenditures, net	(33,018)	(6,958)
Proceeds from sales and salvage values, net of costs of removal	6,392	(53)
Advances to affiliates	(20,852)	(3,506)
Net cash used in investing activities	(47,478)	(10,517)

FINANCING ACTIVITIES:
Proceeds from long-term debt	569,369	-
Payment of long-term debt	(575,000)	(17,285)
Dividends paid	(45,000)	(30,000)
Capital contribution from parent	6,684	-
Net cash used in financing activities	(43,947)	(47,285)
Increase in cash and cash equivalents	32,955	16,194

Cash and cash equivalents at beginning of period	16,518	19,171

Cash and cash equivalents at end of period	$ 49,473	$ 35,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(Thousands of Dollars)

(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, Member’s Equity, December 31, 2003	$ 520,910	$ 2,451
Add (deduct):
Net income	-	31,027		$ 31,027
Dividends paid	-	(30,000)
Balance, Member’s Equity, June 30, 2004	$ 520,910	$ 3,478	-	$ 31,027

Balance, Member’s Equity, December 31, 2004	$ 1,071,651	$ 21,276
Add (deduct):
Capital Contribution	6,684
Net income	-	51,562		$ 51,562
Dividends paid	-	(45,000)		-
Other comprehensive income, net of tax	-	-	$ (372)	(372)
Balance, Member’s Equity, June 30, 2005	$ 1,078,335	$ 27,838	$ (372)	$ 51,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:  Corporate Structure

Boardwalk Pipelines, LLC (Boardwalk) is a holding company engaged, through its subsidiaries, in the operation of interstate natural gas transmission pipeline systems. Boardwalk includes Texas Gas Transmission, LLC (Texas Gas),   and Gulf South Pipeline Company, LP (Gulf South), acquired in December of 2004 (GS-Acquisition).  Boardwalk has no significant assets or operations other than its investments in Texas Gas and Gulf South.  Boardwalk is wholly owned by Boardwalk Pipelines Holding Corp. (Holding Corp).  Holding Corp is a wholly owned subsidiary of Loews Corporation (Loews).  These notes refer to Boardwalk and its wholly-owned subsidiaries, Texas Gas and Gulf South, unless otherwise noted.

Basis of Presentation

The accompanying condensed consolidated financial statements of Boardwalk were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 and Condensed Consolidated Statements of Member’s Equity and changes in cash flows for the six months ended June 30, 2005 and 2004.

The accompanying condensed consolidated financial statements reflect the purchase price allocation resulting from the GS-Acquisition. A preliminary allocation of the purchase price was assigned to the assets and liabilities of Gulf South, based on their estimated fair values in accordance with GAAP.  This allocation is subject to adjustment for resolution of certain preacquisition contingencies and the completion of certain analyses and appraisals during 2005, including issues ultimately associated with tax basis allocations.  As discussed in Note 2 herein, Gulf South does not apply the provisions of SFAS No. 71.  Accordingly, the preliminary purchase price allocation does not necessarily consider the book value of assets and liabilities to be the fair value of those respective assets and liabilities.

The GS-Acquisition was treated as an acquisition of assets for income tax purposes and, accordingly, Boardwalk has tax basis in the acquired net assets approximately equal to the respective acquisition price.  Differences between the new allocated purchase price for book and income tax are established as part of the purchase price allocation.

Adjustments may be made to the Texas Gas purchase price allocation pending possible revisions to the tax basis of assets and liabilities assumed by Boardwalk consistent with the provisions of Emerging Issues Task Force No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.

The following unaudited pro forma financial information is presented as if Gulf South had been acquired as of the beginning of the period presented.  The pro forma amounts include certain adjustments, including depreciation expense based on the allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt by Gulf South and Boardwalk; and the related tax effects of these items.

	For the Three Months Ended	For the Six Months Ended
(expressed in thousands)	June 30, 2004	June 30, 2004
Operating revenues	$ 107,408	$ 258,756
Income before income taxes	9,447	57,785
Net income	5,592	34,818

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

Gas in Storage and Gas Receivables/Payables

Boardwalk owns underground gas in storage which is utilized for system management and operational balancing, as well as for certain tariff services including firm, interruptible and no-notice storage services and parking and lending services.  Consistent with the above, certain of these volumes are necessary to provide for storage services which allow third parties to store their own natural gas in the pipelines’ underground facilities.  Additionally, in the course of providing transportation and storage services to customers, the pipelines may receive different quantities of gas from shippers and operators than the quantities delivered on behalf of those shippers and operators.  Transportation or contractual imbalances are repaid or recovered in cash or through the receipt or delivery of gas in the future. Settlement of imbalances requires agreement between the pipeline and shippers or operators as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

The accompanying condensed consolidated financial statements reflect the balance of underground gas in storage, as well as the resulting activity relating to the services and balancing activities described above.  Gas stored underground includes natural gas volumes owned by the pipelines, reduced by certain operational encroachments upon that gas.  Since Texas Gas’ rates are regulated by the Federal Energy Regulatory Commission (FERC), in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, Texas Gas records Gas stored underground at historical cost..  For Gulf South, the carrying value of noncurrent Gas stored underground, exclusive of operational encroachments, is recorded at historical cost including certain purchase accounting adjustments required by GAAP. Current Gas stored underground represents retained fuel and excess working gas at Gulf South which is available for resale and is valued at the lower of weighted-average cost or market.  Retained Fuel is a component of Gulf South’s tariff structure and is recognized as revenue at market prices in the month of retention.  Fuel can be retained from customers in kind or paid by customers in cash.

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

Gas receivables and payables also reflects certain amounts of customer-owned gas at the Texas Gas facilities.  Consistent with regulatory treatment prescribed by the FERC as a result of risk of loss provisions included in its tariff, Texas Gas reflects an equal and offsetting receivable and payable for certain customer-owned gas in its facilities for certain storage and related services.  This amount was valued at the historical cost of gas, consistent with other Texas Gas gas related balances, and was $29.8 million at June 30, 2005 and December 31, 2004.  Boardwalk does not reflect volumes held by Gulf South on behalf of others on the Condensed Consolidated Statements of Financial Position.  As of June 30, 2005 and December 31, 2004, Gulf South held 51.4 and 52.7 Bcf of gas owned by shippers and had loaned 1.3 and 2.2 Bcf of gas, respectively.

Derivative Financial Instruments

In accordance with Gulf South's risk management policy, Gulf South utilizes natural gas futures, swap, and option contracts (collectively, "hedge contracts") to hedge certain exposures to market price fluctuations on its anticipated purchases and sales of gas.  These hedge contracts are reported at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.   The changes in fair value of the hedge contracts are expected to, and do, have a high correlation to changes in the anticipated purchase and sales prices of gas and therefore qualify for hedge accounting under SFAS No. 133. In addition, if the hedge contracts cease to have high correlation or if the anticipated purchase or sale is deemed no longer probable to occur, hedge accounting is terminated and the associated changes in the fair value of the derivative financial instruments are recognized in the related period on the Condensed Consolidated Statements of Operations.  The related gains and losses derived from changes in the fair value of hedge contracts are deferred as a component of Accumulated other comprehensive loss. These deferred gains and losses are recognized in the Condensed Consolidated Statements of Operations when the hedged anticipated purchases or sales affect earnings. However, to the extent that the change in the fair value of the hedge contracts does not effectively offset the change in the fair value of the anticipated purchase or sales, the ineffective portion of the hedge contracts is immediately recognized.

As of June 30, 2005 Boardwalk had a liability of approximately $0.3 million related to the hedge contracts included in Other current liabilities on the Condensed Consolidated Statements of Financial Position.  As of December 31, 2004, Boardwalk had an asset of approximately $0.3 million related to the hedge contracts included in Prepaid expenses and other current assets on the Condensed Consolidated Statements of Financial Position.  As of June 30, 2005, Boardwalk had a deferred loss on cash flow hedges in Accumulated other comprehensive loss of $0.4 million, net of income taxes.  As of December 31, 2004, there was no deferred loss on cash flow hedges.  Boardwalk expects to reclassify the entire amount of Accumulated other comprehensive loss to earnings over the next 12 months.

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

The amounts recorded as regulatory assets and liabilities in the Condensed Consolidated Statements of Financial Position as of June 30, 2005 and December 31, 2004, are summarized as follows (shown in thousands):

	June 30, 2005	December 31, 2004
Regulatory Assets:
Pension, non current	$ 1,628	$ 128
Income tax	6,890	6,526
Unamortized debt expense and premium on reacquired debt	13,200	13,699
Post retirement benefits other than pension	32,238	32,374
Fuel tracker	95	-
Gas supply realignment costs	-	(432)
Total regulatory assets	$ 54,051	$ 52,295

Regulatory Liabilities:
Fuel tracker	$ -	$ 917
Gas supply realignment costs	2	-
System management/cashout tracker	653	77
Provision for other asset retirement	31,765	29,700
Unamortized discount on long-term debt	(2,111)	(2,198)
Total regulatory liabilities	$ 30,309	$ 28,496

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

Asset Retirement Obligations

Asset retirement obligations exist for certain of Boardwalk’s utility assets; however, the fair value of the obligations cannot be determined because the end of the utility system life is not determinable with the degree of accuracy necessary to currently establish a liability for the obligations. Gulf South has identified a legal obligation associated with the abandonment of its offshore pipeline laterals. Pursuant to federal regulations, Gulf South has a legal obligation to plug and abandon pipelines and remove platforms once gas flow has ceased.   The liability at June 30, 2005 and December 31, 2004 that is included in the accompanying Condensed Consolidated Statements of Financial Position as Asset retirement obligation was $3.1 million and $3.3 million, respectively, which represents the estimated fair value of that legal liability.

Texas Gas’ depreciation rates for utility plants are approved by the FERC.  The approved depreciation rates are comprised of two types; one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage). Therefore, Texas Gas accrues estimated net costs of removal of long-lived assets through negative salvage expense.  Accordingly, Texas Gas has collected a certain amount in rates representing estimated costs of removal, which do not represent a legal obligation. Texas Gas has reclassified $31.8 million and $29.7 million as of June 30, 2005 and December 31, 2004, respectively, in the accompanying Condensed Consolidated Statements of Financial Position as Provision for other asset retirement.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation and will be effective for fiscal years ending after December 15, 2005, with earlier adoption encouraged.  Boardwalk is reviewing this interpretation to determine what, if any, effect this will have on its Consolidated Statements of Financial Position.

Reclassifications

Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation.

Note 3:  Commitments and Contingencies

Regulatory and Rate Matters and Related Litigation

Storage Expansion Projects

Requests for additional storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting Texas Gas to expand its storage facilities.  On February 11, 2005, FERC issued a certificate of public convenience and necessity in Docket No. CP04-373 granting Texas Gas approval to begin expanding its western Kentucky storage complex for service to two customers beginning November 1, 2005.  The project will cost an estimated

$22.0 million, which is being funded by internally generated cash flows, and will allow the additional withdrawal of 82,000 MMBtu per day.  Texas Gas has incurred $14.5 million of costs on this project through June 30, 2005.

Gulf South is developing a high-deliverability storage cavern at a leased facility located in Napoleonville, Louisiana that is expected to add up to 6.0 Bcf of firm working gas capacity. This facility is expected to be in service in the fourth quarter of 2008.  Capacity will be available at market-based rates. The project's remaining cost is expected to be $3.7 million and will be funded by internally generated cash flows.

General Rate Case

On April 29, 2005, Texas Gas filed a general rate case. The rate case reflects a requested increase in annual cost of service from $258.0 million to $300.0 million, primarily attributable to increases in the utility rate base, operating expenses, and rate of return and related taxes. On May 31, 2005, the FERC issued an order (the "Suspension Order") accepting and suspending the filed rates to become effective November 1, 2005, subject to refund in the event lower rates are finally established in the rate case.  The Suspension Order rejected certain alternate tariff sheets filed by Texas Gas as moot due to the May 4, 2005 issuance of the FERC's policy statement on income tax allowances.  The Suspension Order set the rate case for a hearing before an administrative law judge.  The rate case is currently in the early stages of discovery with the hearing scheduled to commence April 25, 2006.

FERC Notice of Inquiry (Docket No. RM05-2-000)

On November 22, 2004, the FERC issued a Notice of Inquiry (Docket No. RM05-2-000) seeking comments on its policy regarding selective discounting by natural gas pipeline companies. Specifically, the FERC asked whether the FERC’s practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline.  Texas Gas and Gulf South responded in support of the current FERC discounting policies.   On May 31, 2005 the FERC issued an order reaffirming its selective discounting policy and terminating the Notice of Inquiry.  Certain parties have, however, filed timely requests for rehearing of that order.

Pipeline Integrity

Regulations adopted by the Office of Pipeline Safety (OPS) of the U.S. Department of Transportation require natural gas pipeline operators to assess, evaluate, repair and validate, through a comprehensive analysis, the integrity of pipeline segments that could affect high consequence areas in the event of a leak or failure.  This process requires pipeline operators to incur costs to develop integrity management plans, prepare pipelines for inspection, conduct pipeline assessments, make subsequent repairs, and perform other ongoing activities of an integrity management program.

On June 30, 2005, the FERC issued an order addressing the accounting treatment for the costs that pipeline operators will incur in implementing all aspects of pipeline integrity management programs in high consequence areas.  FERC's general accounting rules provide that costs incurred to inspect, test and report on the condition of plant to determine the need for repairs or replacements are to be charged to maintenance expense in the period the costs are incurred.  Therefore, costs to prepare a plan to implement an integrity management program, costs to identify high consequence areas, costs to inspect affected pipeline segments, and costs to develop and maintain a recordkeeping system to document program implementation and actions (other than costs to develop internal-use computer software during the application development stage) should be expensed.  However, costs of pipeline additions or modifications undertaken to prepare for a pipeline assessment and costs of remedial and mitigation actions to correct an identified condition which could threaten a pipeline’s integrity may be capitalized consistent with the FERC's general accounting rules for the addition or replacement of plant.

FERC's accounting guidance is effective prospectively, beginning with integrity management costs incurred on or after January 1, 2006.  Amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded.  Boardwalk believes it is compliant with the FERC’s accounting guidance and does not expect any material impact from implementation of these guidelines.

Environmental and Safety Matters

Boardwalk is subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. Boardwalk accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

 As of June 30, 2005, Boardwalk had an accrued liability of approximately $17.2 million for estimated probable costs associated with environmental assessment and remediation.  These estimates depend upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken.  Texas Gas and Gulf South are continuing to conduct environmental assessments and are implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

Boardwalk considers environmental assessment, remediation costs, and costs associated with compliance with environmental standards to be prudent costs incurred in the ordinary course of business. Boardwalk’s environmental accrued liabilities could change substantially in the future due to factors such as the nature and extent of any contamination, changes in remedial requirements, technological changes, discovery of new information, and the involvement of and direction taken by the EPA, FERC and other government authorities on these matters.

In connection with the acquisition of Gulf South, an analysis of certain known environmental sites operated by Gulf South was conducted by a third party consultant (Environmental Consultant), in conjunction with management.  The balance of the environmental accrual recorded as a result of this analysis was $13.1 million at June 30, 2005 and $12.8 million at December 31, 2004.  Boardwalk is continuing to review and assess these matters and anticipates that this process will be completed by year-end 2005.  The accruals recorded were based upon management’s review and analysis of the findings of the Environmental Consultant, including the assumptions underlying such findings. Those assumptions reflect management’s best estimate of the undiscounted future obligation of remediation costs based on the known levels of contamination and the historical experience of Boardwalk and the Environmental Consultant in remediating such contamination.  The material components of the $13.0 million accrual are: identification and remediation of hydrocarbon contamination ($6.0 million); enhancement of groundwater protection measures ($2.5 million); identification and remediation of mercury contamination ($2.0 million); identification and remediation of PCB contamination ($2.0 million); other costs ($0.5 million).    The actual cost of remediation could be impacted by the discovery of additional contamination at one or more sites as a result of our ongoing due diligence review or additional information uncovered during the course of remediating a particular site, as well as by determinations or requests, if any, made by regulatory authorities relating to the remediation of any particular site. Management will adjust its estimates and the related accrual, as appropriate. Boardwalk expects these costs will occur over approximately the next five years.

As of June 30, 2005 Texas Gas had an accrued liability of approximately $4.1 million for estimated probable costs associated with environmental assessment and remediation, primarily for remediation associated with the historical use of polychlorinated biphenyls and hydrocarbons. This accrual represents management’s best estimate of the undiscounted future obligation based on evaluations and discussions with counsel and independent consultants, and the current facts and circumstances related to these matters. The assumptions are based on a substantial number of existing assessments and completed remedial activities by third party consultants including a Texas Gas systemwide assessment and/or cleanup of polychlorinated biphenyls, petroleum hydrocarbons, asbestos abatement, and mercury.  Boardwalk is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.  These costs are expected to occur over approximately the next five years.

GSR Settlement

Effective November 1, 1993, Texas Gas restructured its business to implement the provisions of FERC Order 636, which, among other things, required pipelines to unbundle their merchant role from their transportation services.  FERC Order 636 also provided that pipelines should be allowed the opportunity to recover a portion of prudently incurred transition costs which, for Texas Gas, were primarily related to gas supply realignment (GSR) costs and unrecovered purchased gas costs. On November 19, 2004, Texas Gas filed a final GSR reconciliation report with the FERC and revised tariff sheets to remove the GSR recovery mechanism from its rates. Per the settlement, Texas Gas refunded $0.4 million during March 2005 to customers.

Napoleonville Salt Dome Matter

On or about December 24, 2003, natural gas was observed bubbling at the surface near two natural storage caverns that were being leased and operated by Gulf South for natural gas storage in Napoleonville, Louisiana. Gulf South commenced remediation efforts immediately and has ceased using those storage caverns. Two class action lawsuits have been filed to date relating to this incident; a declaratory judgment action has been filed and stayed against Gulf South by the lessor of the property, and several individual actions have been filed against Gulf South and other defendants by local residents and businesses. Gulf South has been informed by plaintiff’s counsel in the two class action lawsuits that they intend to convert the class actions lawsuits into individual actions.  Pleadings to institute such a change in status have been circulated in one of the cases. Gulf South intends to vigorously defend each of these actions; however, it is not possible to predict the outcome of this litigation.  Litigation is subject to many uncertainties, and it is possible that these actions could be decided unfavorably.  Gulf South may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

For the period from the GS-Acquisition through June 30, 2005, Gulf South has incurred $2.2 million for remediation costs and legal fees and had an accrual balance at June 30, 2005 and December 31, 2004 of $1.3 million and $2.5 million, respectively, in Other liabilities pertaining to this incident. Boardwalk has made demand for reimbursement from its insurance carriers and will continue to pursue recoveries of the remaining expenses, including legal expenses, but to date its insurance carriers have not taken any definitive coverage positions. The total range of loss related to this incident cannot be estimated at June 30, 2005.

FERC Docket No. CP04-24-001

On March 30, 2004, Gulf South received FERC approval in Docket No. CP04-24-001 to sell certain facilities located in Panola County, Texas.  Gulf South closed the sale of these facilities to Duke Energy Field Services, LP effective April 2005 for a sales price of $5.0 million.  These facilities consist of approximately 430 miles of pipeline, two compressor stations, and receipt and delivery facilities that gather gas from wells in three local producing regions - The Carthage, Blocker, and Bethany Fields.  No gain or loss was recorded from this transaction as the sales price approximated the value assigned to the assets during the purchase price allocation performed at year end.

Mineral Interest in Storage Field

In the purchase agreement between Boardwalk and The Williams Companies, Inc. (Williams) for the acquisition of Texas Gas in 2003, Williams agreed to indemnify Texas Gas for any liabilities or obligations in connection with certain litigation or potential litigation including, among others, a claim by certain parties for back rental associated with their alleged ownership of a partial mineral interest in a tract of land in a gas storage field owned by Texas Gas.  In December 2003, a lawsuit was filed against Texas Gas in Muhlenberg County, Kentucky seeking unspecified damages related to this claim.

As a result, Williams is defending this action on behalf of Texas Gas.  On April 18, 2005, in the first phase of this lawsuit, the court entered an order granting partial summary judgment against Texas Gas related to the vesting of legal title to the disputed acreage.  Williams continues to defend Texas Gas as the lawsuit moves into its next phase.  Since Williams has retained responsibility for this claim, it is not likely to have a material effect upon Boardwalk’s future financial condition, results of operations or cash flows.

Other Legal Matters

Boardwalk and its subsidiaries are parties to various legal actions arising in the normal course of business. Management believes that the disposition of outstanding legal actions will not have a material adverse impact on Boardwalk’s future financial condition, results of operations or cash flows.

Note 4:  Financing

Long-term debt issues were outstanding as follows (expressed in thousands):

	June 30, 2005	December 31, 2004
Boardwalk Pipelines, LLC
5.20% Notes due 2018	$ 185,000	$ 185,000
Interim Term Loan	-	575,000
5.50% Notes due 2017	300,000	-

Texas Gas Transmission, LLC
7.25% Debentures due 2027	100,000	100,000
4.60% Notes due 2015	250,000	250,000

Gulf South Pipeline Company, LP
5.05% Notes due 2015	275,000	-
	1,110,000	1,110,000
Unamortized debt discount	(9,114)	(3,865)
Total long-term debt	$ 1,100,886	$ 1,106,135

Boardwalk’s debentures and notes have restrictive covenants which provide that, with certain exceptions, neither Boardwalk nor any subsidiary may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured.  Boardwalk relies on distributions and advances from Texas Gas and Gulf South to fulfill its debt obligations.  All of Boardwalk’s obligations are unsecured.

Note 5.  Employee Benefits

Certain of Boardwalk’s employees are covered under a non-contributory, defined benefit retirement plan. Boardwalk’s general funding policy is to contribute amounts deductible for federal income tax purposes.  Due to its fully funded status, Boardwalk has not been required to fund the Retirement Plan since 1986.  As of June 30, 2005, no contributions had been made for the current year. Boardwalk also provides life insurance and health care plans which accord postretirement medical benefits to certain retired Boardwalk employees.

Net periodic benefit cost components are as follows (expressed in thousands):

Pension Benefits		Other Postretirement Benefits
For the Three Months Ended June 30,		For the Three Months Ended June 30,
2005	2004	2005	2004

Service Cost	$ 975	$ 900	$ 519	$ 524
Interest Cost	1,500	1,425	1,806	1,478
Expected return on plan assets	(1,675)	(1,675)	(1,158)	(1,313)
Amortization of accumulated loss (gains)	-	-	90	(16)
Regulatory accrual	(800)	(650)	68	652
Estimated net periodic benefit cost	$ -	$ -	$ 1,325	$ 1,325

Pension Benefits		Other Postretirement Benefits
For the Six Months Ended June 30,		For the Six Months Ended June 30,
2005	2004	2005	2004

Service Cost	$ 1,950	$ 1,800	$ 1,038	$ 1,048
Interest Cost	3,000	2,850	3,612	2,956
Expected return on plan assets	(3,450)	(3,350)	(2,316)	(2,626)
Amortization of accumulated loss (gains)	-	-	180	(33)
Regulatory accrual	(1,500)	(1,300)	136	1,305
Estimated net periodic benefit cost	$ -	$ -	$ 2,650	$ 2,650

Note 6.  Related Parties

Boardwalk makes advances to Holding Corp. The advances due Boardwalk by Holding Corp. at June 30, 2005 and December 31, 2004, were $62.7 million and $41.8 million, respectively.  Loews charges Boardwalk for all direct and indirect expenses incurred on its behalf, including overhead allocated to Boardwalk by Loews in amounts allowable consistent with accounting and allocation methodologies generally permitted by the FERC for rate making purposes. For the three and six months ended June 30, 2005, Boardwalk was charged $2.3 million and $4.0 million, respectively. For the same periods in 2004, Boardwalk was charged $1.5 million and $3.2 million, respectively.

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

Since Gulf South was not acquired until December 29, 2004, the discussion of the activity for the six months ended June 30, 2004, includes only activity for the Texas Gas subsidiary.

Results of Operations for the six months ended June 30, 2005 compared to June 30, 2004

Boardwalk’s operating revenues increased in 2005 by $130.8 million, which is primarily attributable to revenue from Gulf South of $139.8 million, partially offset by a decrease in other gas transportation and storage revenues, due to the weather in January - February 2005 being 20% warmer than the same time period in 2004 in Texas Gas’ direct-serve market area (based on degree days) resulting in excess capacity and a reduction in storage flexibility due to unusually high storage levels.  As a result, our revenues were impacted as follows:

•

commodity based revenues were $0.8 million lower;

•

storage and Park and Loan services were $2.1 million lower; and

•

demand revenues were $4.9 million lower.

Boardwalk’s operating costs and expenses increased $83.9 million for the first six months of 2005 as compared to 2004, of which $85.8 million was attributable to the operations of Gulf South and $0.7 million was attributable to property and franchise taxes, primarily from higher state assessments. These increases were partially offset by lower employee benefit expenses of $1.6 million primarily due to lower medical claims.

Boardwalk’s net income increased by $20.5 million due to the reasons discussed above partially offset by an increase in interest expense due to the increase in long-term debt .

Capital Resources and Liquidity

Boardwalk is a holding company and derives all of its cash flow from its subsidiaries, Texas Gas and Gulf South.  Boardwalk’s primary capital requirement is to make interest payments on its outstanding debt.  Boardwalk also advances funds to its parent company, Holding Corp.  Texas Gas and Gulf South fund their respective operations and capital requirements with cash flows from operating activities.  The notes payable from Boardwalk are demand notes which Texas Gas or Gulf South can demand to be repaid at any time. In addition, Boardwalk can demand the notes receivable from Holding Corp. be repaid at any time.

Boardwalk’s capital expenditures for the first six months of 2005 and 2004 were $33.0 million and $7.0 million, respectively.  The increase in capital expenditures through June 30, 2005, is primarily attributable to the storage expansion projects by both Texas Gas and Gulf South. Boardwalk’s capital expenditures for the full-year 2005 are expected to approximate $88.5 million and are expected to be funded through cash flows from operating activities.

Critical Accounting Policies

See Management’s Narrative Analysis of Results of Operations (MD&A) in our Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed discussion of our critical accounting policies.  These policies include

Regulations, Contingencies, Purchase Price Allocation and Impairment of Goodwill, and Employee Benefits.  Boardwalk also considers environmental liabilities to be a critical accounting policy as discussed below.

Environmental Liabilities:

Boardwalk’s environmental liabilities are based on management’s best estimate of the undiscounted future obligation for probable costs associated with environmental assessment and remediation of its operating sites. These estimates are based on evaluations and discussions with counsel and independent consultants and the current facts and circumstances related to these environmental matters.  Boardwalk’s environmental accrued liabilities could change substantially in the future due to factors such as the nature and extent of any contamination, changes in remedial requirements, technological changes, discovery of new information, and the involvement of and direction taken by the EPA, FERC and other governmental authorities on these matters.  Boardwalk is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated environmental costs.

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

•

No assurances can be given as to the financial outcome of Texas Gas’ rate case relative to their current rates structure.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Boardwalk’s market risk is substantially limited to its long-term debt.  All interest on long-term debt is fixed in nature. Total long-term debt at June 30, 2005, had a carrying value of $1,100.9 million and a fair value of $1,133.9 million. Total long-term debt at December 31, 2004, had a carrying value of $1,106.1 million and a fair value of $1,105.4 million.

At June 30, 2005 and December 31, 2004, approximately $4.0 million and $3.5 million, respectively, of Gulf South’s gas stored underground, which it owns and carries as inventory, is exposed to commodity price risk. In order to mitigate this risk, Gulf South utilizes natural gas futures, swaps and option contracts (collectively, “hedge contracts”) to hedge certain exposures to market price fluctuations on its anticipated sales of gas. These hedge contracts are reported at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The changes in fair value of the hedge contracts are expected to, and do, have a high correlation to changes in the anticipated sales prices of natural gas. As a result, the potential loss in future earnings, fair values or cash flows is immaterial to Boardwalk’s consolidated condensed financial statements.

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

As discussed, Boardwalk completed the acquisition of Gulf South in December 2004, which met the criteria of being a significant acquisition. Boardwalk is in the process of reviewing Gulf South’s internal control structure, and, if necessary, making appropriate changes.  In June 2005, Gulf South installed a new transportation management system that handles nominations, scheduling, and billings.  In September 2005, the majority of the remaining information technology processes that are currently outsourced by Gulf South will be performed internally and the employees responsible for these processes will become employees of Gulf South.

Boardwalk’s principal executive officer and principal financial officer have conducted an evaluation of the disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer have each concluded that the disclosure controls and procedures are effective for their intended purpose.

There were no significant changes in Boardwalk’s internal controls, other than those noted above, or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Boardwalk Pipelines, LLC
Registrant

Dated: July 29, 2005	/s/ Jamie L. Buskill Jamie L. Buskill
Vice President and Chief Financial Officer

22