Form 10-Q
period 2005-09-30
BOARDWALK PIPELINES LLC
filed 2005-10-21
CIK 1262943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

TABLE OF CONTENTS

FORM 10-Q

SEPTEMBER 30, 2005

BOARDWALK PIPELINES, LLC

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Note 1:  Corporate Structure

8

Note 2:  Accounting Policies

9

Note 3:  Derivative Financial Instruments

11

Note 4:  Commitments and Contingencies

12

Note 5:  Indebtedness

16

Note 6:  Employee Benefits

17

Note 7:  Related Parties

18

Item 2.  Management’s Discussion and Analysis

19

Results of Operations

19

Liquidity and Capital Resources

22

Contractual Obligations

23

Off-Balance Sheet Arrangements

23

Critical Accounting Policies and Estimates

23

Impact of Inflation

24

Trends and Uncertainties

24

Forward-Looking Statements

24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

26

Item 4.  Controls and Procedures

27

PART II – OTHER INFORMATION

28

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (Thousands of Dollars)

(Unaudited)

ASSETS	September 30, 2005	December 31, 2004
Current Assets:
Cash and cash equivalents	$ 34,018	$ 16,518
Receivables, net:
Trade	41,415	45,662
Other	6,647	26,978
Advances to affiliates	69,607	-
Gas Receivables:
Transportation and exchange	29,041	34,294
Storage	1,700	13,948
Inventories	14,755	14,182
Costs recoverable from customers	3,403	2,611
Deferred income taxes	7,499	13,384
Gas stored underground	1,705	3,534
Prepaid expenses and other current assets	11,165	7,231
Total current assets	220,955	178,342

Property, Plant and Equipment:
Natural gas transmission plant	1,734,523	1,676,729
Other natural gas plant	220,174	215,195
	1,954,697	1,891,924

Less—accumulated depreciation and amortization	99,442	49,801
Property, plant and equipment, net	1,855,255	1,842,123

Other Assets:
Goodwill	163,474	163,474
Gas stored underground	147,244	130,241
Deferred income taxes	16,010	46,206
Costs recoverable from customers	39,058	35,984
Advances to affiliates, non-current	-	41,812
Other	12,453	14,327
Total other assets	378,239	432,044

Total Assets	$ 2,454,449	$ 2,452,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (Thousands of Dollars)

(Unaudited)

LIABILITIES AND EQUITY	September 30, 2005	December 31, 2004

Current Liabilities:
Payables:
Trade	$ 12,476	$ 21,135
Affiliates	988	1,659
Other	9,779	6,251
Gas Payables:
Transportation and exchange	34,194	25,422
Storage	26,959	28,296
Accrued taxes other	20,422	10,523
Accrued interest	13,616	5,241
Accrued payroll and employee benefits	26,287	25,796
Other current liabilities	26,219	37,733
Total current liabilities	170,940	162,056

Long–Term Debt	1,101,088	1,106,135

Other Liabilities and Deferred Credits:
Postretirement benefits	29,979	28,001
Asset retirement obligation	3,129	3,254
Provision for other asset retirement	33,588	29,700
Other	26,576	30,436
Total other liabilities and deferred credits	93,272	91,391

Member’s Equity:
Paid-in capital	1,078,335	1,071,651
Retained earnings	12,392	21,276
Accumulated other comprehensive loss	(1,578)	-
Total member’s equity	1,089,149	1,092,927

Total Liabilities and Equity	$ 2,454,449	$ 2,452,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2005	2004	2005	2004

Operating Revenues:
Gas transportation	$ 112,430	$ 43,982	$ 352,941	$ 177,351
Gas storage	7,147	2,130	26,716	4,719
Other	1,220	808	9,519	2,448
Total operating revenues	120,797	46,920	389,176	184,518

Operating Costs and Expenses:
Operation and maintenance	52,597	12,146	120,370	32,239
Administrative and general	22,533	12,192	60,512	38,491
Depreciation and amortization	18,093	8,494	53,152	25,225
Taxes other than income taxes	6,409	5,236	20,968	13,566
Total operating costs and expenses	99,632	38,068	255,002	109,521

Operating Income	21,165	8,852	134,174	74,997

Other (Income) Deductions:
Interest expense	15,059	7,383	44,724	22,560
Interest income from affiliates	(772)	(57)	(1,729)	(118)
Miscellaneous other income, net	(723)	(304)	(2,057)	(790)
Total other deductions	13,564	7,022	40,938	21,652

Income before income taxes	7,601	1,830	93,236	53,345

Charge-in-lieu of income taxes	3,047	813	37,120	21,301

Net Income	$ 4,554	$ 1,017	$ 56,116	$ 32,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

 (Unaudited)

For the Nine Months Ended September 30,
2005	2004

OPERATING ACTIVITIES:
Net income	$ 56,116	$ 32,044
Adjustments to reconcile to cash provided by (used in) operations:
Depreciation and amortization	53,152	25,225
Amortization of acquired executory contracts	(7,793)	-
Provision for deferred income taxes	50,550	28,903
Changes in operating assets and liabilities:
Receivables	38,036	22,151
Inventories	(573)	(147)
Affiliates	(671)	47
Other current assets	(2,897)	2,988
Accrued income taxes	(14,226)	(7,504)
Payables and accrued liabilities	10,216	(4,600)
Other, including changes in noncurrent assets and liabilities	(22,909)	(5,716)
Net cash provided by operating activities	159,001	93,391

INVESTING ACTIVITIES:
Capital expenditures, net	(49,759)	(20,014)
Advances to affiliates	(27,795)	(25,383)
Net cash used in investing activities	(77,554)	(45,397)

FINANCING ACTIVITIES:
Proceeds from long-term debt	569,369	-
Payment of long-term debt	(575,000)	(17,285)
Dividends paid	(65,000)	(30,000)
Capital contribution from parent	6,684	-
Net cash used in financing activities	(63,947)	(47,285)
Increase in cash and cash equivalents	17,500	709

Cash and cash equivalents at beginning of period	16,518	19,171

Cash and cash equivalents at end of period	$ 34,018	$ 19,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(Thousands of Dollars)

(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, Member’s Equity, December 31, 2003	$ 520,910	$ 2,451	$ -	$ -
Add (deduct):
Net income	-	32,044	-	32,044
Dividends paid	-	(30,000)	-	-
Balance, Member’s Equity, September 30, 2004	$ 520,910	$ 4,495	$ -	$ 32,044

Balance, Member’s Equity, December 31, 2004	$ 1,071,651	$ 21,276	$ -	$ -
Add (deduct):
Capital contribution	6,684	-	-	-
Net income	-	56,116	-	56,116
Dividends paid	-	(65,000)	-	-
Other comprehensive income, net of tax	-	-	(1,578)	(1,578)
Balance, Member’s Equity, September 30, 2005	$ 1,078,335	$ 12,392	$ (1,578)	$ 54,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINES, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:  Corporate Structure

Boardwalk Pipelines, LLC (Boardwalk) is a holding company engaged, through its subsidiaries, in the operation of interstate natural gas transmission pipeline systems. Boardwalk includes Texas Gas Transmission, LLC (Texas Gas), acquired in May of 2003, and Gulf South Pipeline Company, LP (Gulf South), acquired in December of 2004 (GS-Acquisition).  Boardwalk has no significant assets or operations other than its investments in Texas Gas and Gulf South.  Boardwalk is wholly owned by Boardwalk Pipelines Holding Corp (Holding Corp).  Holding Corp is a wholly owned subsidiary of Loews Corporation (Loews).  These notes refer to Boardwalk and its wholly owned subsidiaries, Texas Gas and Gulf South, unless otherwise noted.

On August 16, 2005, Boardwalk Pipeline Partners, LP (Boardwalk Partners), a limited partnership recently formed by Holding Corp, filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of common units.  Immediately prior to the time the registration statement becomes effective, Boardwalk plans to distribute certain working capital assets to Holding Corp and then convert to a limited partnership.  As a result of these transactions, this limited partnership will become a subsidiary of Boardwalk Partners.

Basis of Presentation

The accompanying condensed consolidated financial statements of Boardwalk were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and changes in cash flows for the nine months ended September 30, 2005 and 2004.

The accompanying condensed consolidated financial statements reflect the purchase price allocation resulting from the GS-Acquisition. A preliminary allocation of the purchase price was assigned to the assets and liabilities of Gulf South, based on their estimated fair values in accordance with GAAP.  This allocation is subject to adjustment for resolution of certain preacquisition contingencies and the completion of certain analyses and appraisals during 2005, including issues ultimately associated with tax basis allocations.  As discussed in Note 2 herein, Gulf South does not apply the provisions of Statement of Financial and Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.  Accordingly, the preliminary purchase price allocation does not necessarily consider the book value of assets and liabilities to be the fair value of those respective assets and liabilities.

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

The following unaudited pro forma financial information is presented as if Gulf South had been acquired as of the beginning of the periods presented.  The pro forma amounts include certain adjustments, including depreciation expense based on the allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt by Gulf South and Boardwalk; and the related tax effects of these items.

	For the Three Months Ended	For the Nine Months Ended
(expressed in thousands)	September 30, 2004	September 30, 2004
Operating revenues	$ 99,936	$ 358,692
Income before income taxes	4,332	62,117
Net income	2,530	37,348

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, Boardwalk evaluates its estimates, including those related to revenues subject to refund, bad debts, materials and supplies obsolescence, investments, intangible assets, goodwill, property and equipment and other long-lived assets, charge in lieu of income taxes, workers' compensation insurance, pensions and other post-retirement and employment benefits and contingent liabilities. It bases its estimates on historical experience of the two individual pipelines and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

The accompanying condensed consolidated financial statements reflect the balance of underground gas in storage, as well as the resulting activity relating to the services and balancing activities described above.  Gas stored underground includes natural gas volumes owned by the pipelines, reduced by certain operational encroachments upon that gas.  Since Texas Gas’ rates are regulated by the Federal Energy Regulatory Commission (FERC), in accordance with SFAS No. 71 Texas Gas records Gas stored underground at historical cost.  For Gulf South, the carrying value of noncurrent Gas stored underground, exclusive of operational encroachments, is recorded at historical cost including certain purchase accounting adjustments required by GAAP. Current Gas stored underground represents retained fuel and excess working gas at Gulf South which is available for resale and is valued at the lower of weighted-average cost or market.  Retained fuel is a component of Gulf South’s tariff structure and is recognized as revenue at market prices in the month of retention.  Customers can pay Gulf South’s fuel rate by making a cash payment or delivering gas.

Gas receivables and payables represent certain amounts attributable to balancing and tariff services associated with the storage services.  As discussed above, imbalances arise in the normal course of providing transportation and storage services to customers.  Gas receivables and payables include volumes receivable from or payable to third parties in connection with the imbalance activity.  For Texas Gas, these amounts are valued at the historical value of gas in storage, consistent with the regulatory treatment and the settlement history.  For Gulf South, these receivables and payables are valued at market prices.

Gas receivables and payables also reflect certain amounts of customer-owned gas at the Texas Gas facilities.  Consistent with regulatory treatment prescribed by FERC as a result of risk of loss provisions included in its tariff, Texas Gas reflects an equal and offsetting  asset and liability for certain customer-owned gas in its facilities for certain storage and related services.  The Gas payables amount was valued at the historical cost of gas, consistent with other Texas Gas gas-related balances, and was $27.9 million and $29.8 million at September 30, 2005 and December 31, 2004, respectively.  Boardwalk does not reflect volumes held by Gulf South on behalf of others on the Condensed Consolidated Statements of Financial Position.  As of September 30, 2005 and December 31, 2004, Gulf South held 41.2 trillion British thermal units (TBtu) and 55.1 TBtu of gas owned by shippers, respectively.  Also, as of September 30, 2005 and December 31, 2004, Gulf South had loaned 0.2 TBtu and 2.4 TBtu of gas to shippers, respectively.  Average market prices in the Gulf Coast region during the months of September 2005 and December 2004 were $12.28 per million British thermal units (MMBtu) and $6.60 per MMBtu, respectively.

Since April 1999, average natural gas prices have risen from approximately $2.00 to over $12.28 per MMBtu. This rise in gas prices has materially increased credit risk related to gas loaned to customers.  The highest amount of gas loaned out over the past twenty-four months at any one time by the pipelines to their customers has been approximately 36 billion cubic feet (Bcf), the majority of which was loaned by Texas Gas. The market value of that volume, assuming an average market price of $12.28 per MMBtu, would be approximately $442.0 million.  If any significant customer should have credit or financial problems resulting in its delay or failure to repay the gas it owes Boardwalk, it could have a material adverse effect on Boardwalk’s liquidity and financial position.

Regulatory Accounting

The pipeline operations of Texas Gas and Gulf South are regulated by FERC.  SFAS No. 71 requires that rate-regulated public utilities that meet certain specified criteria account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates.  Texas Gas applies SFAS No. 71. Therefore, certain costs and benefits are capitalized as regulatory assets and liabilities, respectively, based on expected recoveries from customers or refunds to customers in future periods. Gulf South does not apply SFAS No. 71.  Certain services provided by Gulf South are market-based and competition in Gulf South’s market area often results in discounts from the maximum allowable cost-based rate such that SFAS No. 71 is not appropriate.  Therefore, Gulf South does not record any regulatory assets or liabilities.

The amounts recorded as regulatory assets and liabilities in the Condensed Consolidated Statements of Financial Position as of September 30, 2005 and December 31, 2004, are summarized as follows (shown in thousands):

	September 30, 2005	December 31, 2004
Regulatory Assets:
Pension, non current	$ 2,378	$ 128
Income tax	7,121	6,526
Unamortized debt expense and premium on reacquired debt	12,951	13,699
Post retirement benefits other than pension	32,170	32,374
Fuel tracker	793	-
Gas supply realignment costs	-	(432)
Total regulatory assets	$ 55,413	$ 52,295

Regulatory Liabilities:
Fuel tracker	$ -	$ 917
System management/cashout tracker	880	77
Provision for other asset retirement	33,588	29,700
Unamortized discount on long-term debt	(2,068)	(2,198)
Total regulatory liabilities	$ 32,400	$ 28,496

The table above includes amounts related to unamortized debt expense and unamortized discount on long-term debt.  While these amounts are not regulatory assets or regulatory liabilities as defined by SFAS No. 71, they are critical components of Texas Gas’ embedded cost of debt utilized in its rate proceedings.   Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the manner in which Texas Gas records these items in its regulatory books of account.

Asset Retirement Obligations

Asset retirement obligations exist for certain of Boardwalk’s utility assets; however, the fair value of the obligations cannot be determined because the end of the utility system life is not determinable with the degree of accuracy necessary to currently establish a liability for the obligations. Gulf South has identified a legal obligation associated with the abandonment of its offshore pipeline laterals. Pursuant to federal regulations, Gulf South has a legal obligation to plug and abandon pipelines and remove platforms once gas flow has ceased.   The liability at September 30, 2005 and December 31, 2004 included in the accompanying Condensed Consolidated Statements of Financial Position as Asset retirement obligation was $3.1 million and $3.3 million, respectively, which represents the estimated fair value of that legal liability.

Texas Gas’ depreciation rates for utility plants are approved by FERC.  The approved depreciation rates are comprised of two types: one based on economic service life (capital recovery) and one based on net costs of removal (negative salvage). Therefore, Texas Gas accrues estimated net costs of removal of long-lived assets through negative salvage expense.  Accordingly, Texas Gas has collected a certain amount in rates representing estimated costs of removal, which do not represent a legal obligation. Texas Gas has reclassified $33.6 million and $29.7 million as of September 30, 2005 and December 31, 2004, respectively, in the accompanying Condensed Consolidated Statements of Financial Position as Provision for other asset retirement.

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

Note 3:  Derivative Financial Instruments

In accordance with Gulf South's risk management policy, Gulf South utilizes natural gas futures, swaps, and option contracts (collectively, "hedge contracts") to hedge certain exposures to market price fluctuations on its anticipated purchases and sales of gas.  These hedge contracts are reported at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.   The changes in fair value of the hedge contracts are expected to, and do, have a high correlation to changes in the anticipated purchase and sales prices of gas and therefore qualify for hedge accounting under SFAS No. 133. In addition, if the hedge contracts cease to have high correlation or if the anticipated purchase or sale is deemed no longer probable to occur, hedge accounting is terminated and the associated changes in the fair value of the derivative financial instruments are recognized in the related period on the Condensed Consolidated Statements of Operations.  The related gains and losses derived from changes in the fair value of hedge contracts are deferred as a component of Accumulated other comprehensive loss. These deferred gains and losses are recognized in the Condensed Consolidated Statements of Operations when the hedged anticipated purchases or sales affect earnings. However, to the extent that the change in the fair value of the hedge contracts does not effectively offset the change in the fair value of the anticipated purchases or sales, the ineffective portion of the hedge contracts is immediately recognized.

As of September 30, 2005, Boardwalk had a liability related to the hedge contracts of approximately $2.4 million included in Other current liabilities and $0.2 million in Other liabilities on the Condensed Consolidated Statements of Financial Position.  As of December 31, 2004, Boardwalk had an asset of approximately $0.3 million related to the hedge contracts included in Prepaid expenses and other current assets on the Condensed Consolidated Statements of Financial Position.  As of September 30, 2005, Boardwalk had a deferred loss on cash flow hedges in Accumulated other comprehensive loss of $1.6 million, net of taxes.  As of December 31, 2004, there was no deferred loss on cash flow hedges.  Boardwalk expects to reclassify the entire amount of Accumulated other comprehensive loss to earnings by December 31, 2006.

Note 4:  Commitments and Contingencies

Impact of Hurricanes Katrina and Rita

In late August and September 2005, Hurricanes Katrina and Rita and related storm activity, such as windstorms, storm surges, floods and tornadoes, caused extensive and catastrophic physical damage in and to the offshore, coastal and inland areas located in the Gulf Coast region of the United States, specifically parts of Louisiana, Mississippi and Alabama. A substantial portion of Gulf South’s pipeline assets and a smaller portion of Texas Gas’ pipeline assets are located in the area directly impacted by the hurricanes.

Gulf South’s system experienced damage to its gas metering facilities, cathodic protection devices, communication devices, rights of way and other above ground facilities such as office buildings and signage. Texas Gas’ system experienced only minimal damage. The pipelines continued to operate throughout the hurricanes and thereafter and the vast majority of service to customers was not interrupted.  The costs of the damages are not expected to exceed $10.0 million, which reflects anticipated replacement cost based upon current estimates.  While Boardwalk anticipates coverage for costs by its insurance carriers after meeting certain deductibles, it has not recorded any anticipated insurance recovery to date as the claims process is in its early stages and has not met applicable accounting standards to record such anticipated receipts.  However, after a complete assessment of the extent of the damages caused by and the repairs, cleanup, lost gas and other storm related expenditures relating to the hurricanes, including the possible relocation of pipeline facilities, the total cost of damages could be higher than current estimates.

The following hurricane related costs are reflected in the Condensed Consolidated Statements of Operations as of September 30, 2005:

•

$0.3 million decrease in Other revenues due to lost inventory;

•

$5.4 million increase in Operation and maintenance costs due to lost gas, personnel costs, right of way services, damages to property, plant and equipment and rents and relocation expenses; and

•

$0.3 million increase in Administrative and general costs due to a bankruptcy of a customer related to impacts of Hurricane Katrina.

Hurricane Katrina-Related Class Action

Gulf South, along with at least eight other interstate pipelines and major natural gas producers, has been named in two Hurricane Katrina-related class action lawsuits seeking unspecified amount of damages. The lawsuits were filed in the United States District Court for the Eastern District of Louisiana. The lawsuits allege that the dredging of canals, including pipeline canals for the purpose of installing natural gas pipelines, throughout the marshes of Southeastern Louisiana, and the failure to maintain such canals, caused damage to the marshes and that undamaged marshes would have prevented all, or almost all, of the loss of life and destruction of property caused by Hurricane Katrina.

Bankruptcy of Entergy New Orleans, Inc.

On September 23, 2005, Entergy New Orleans, Inc. (Entergy New Orleans) filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697).  Entergy New Orleans continues to operate its business as a debtor-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court.  As of the petition date, Entergy New Orleans owed Boardwalk approximately $0.3 million, on an unsecured basis, for services. As of September 30, 2005 Boardwalk has recorded this amount as an allowance for doubtful accounts.

Although Boardwalk does not currently anticipate that the overall impact of Hurricanes Katrina and Rita will have a material adverse effect upon its future financial condition, results of operations or cash flows, in light of the magnitude of the damage caused by the hurricanes and the enormity of the relief and reconstruction effort, substantial uncertainty remains as to the ultimate impact on its business, financial condition and results of operations in the near or long term. The reconstruction of the Gulf Coast region is in the early planning stages and the implementation and success of these plans are outside Boardwalk’s control.

Regulatory and Rate Matters

Storage Expansion Projects

On February 11, 2005, Texas Gas received FERC approval to begin expanding its western Kentucky storage complex for service to two customers beginning November 1, 2005. Texas Gas estimates this project will cost approximately $20.5 million, which will be funded by internally generated cash flows, and allow the additional withdrawal of 82.0 million cubic feet (MMcf) per day. Texas Gas incurred $17.4 million of costs on this project through September 30, 2005.

Gulf South is developing a high-deliverability storage cavern at a leased facility located in Napoleonville, Louisiana, that, when operational, is expected to add up to 6.0 Bcf of firm working gas capacity. This facility is expected to be in service in the fourth quarter of 2008, subject to the operational requirements of the lessor. Capacity will be available at market-based rates. Boardwalk has incurred $0.3 million on this project since the GS-Acquisition and expects the remaining costs to be approximately $3.5 million, which will be funded by internally generated cash flows.

North Louisiana Expansion

Texas Gas held a Pre-Reservation Open Season, which closed August 12, 2005, to reserve 100,000 MMBtu per day of capacity in connection with the proposed Texas Eastern lease that is pending approval in FERC Docket No. CP05-407.  In the subsequent binding open season that ran August 18-24, 2005, capacity was awarded to the successful bidder.  On September 1, 2005, Texas Gas filed an application with FERC in Docket No. CP05-407 for an order authorizing Texas Gas to extend its system into east Texas by leasing 103,500 MMBtu per day of capacity from Texas Eastern for a primary term of five years.  The proposed lease capacity is located on the east Texas access area zone of Texas Eastern’s transmission system between Beckville, Texas and Sharon, Louisiana. Texas Eastern contemporaneously made a companion filing in Docket No. CP05-408 seeking authority to lease the capacity to Texas Gas.  If approved, the leased capacity would be combined with unsubscribed capacity on Texas Gas’ system to support a new five-year service agreement with a customer for 100,000 MMBtu per day of firm transportation service from Beckville, Texas to Lebanon, Ohio.  Texas Gas and Texas Eastern have requested expedited approval of the applications to permit service to begin as early as November 1, 2005, but no later than February 1, 2006.   The Texas Gas filing was unopposed but one company has filed comments in opposition to the Texas Eastern filing.

Recent Tariff Filings

On June 1, 2005, Texas Gas filed revised tariff sheets with FERC, Docket No. RP05-363, on which it proposed to add a new section to the General Terms and Conditions of its tariff.  The proposed section would permit Texas Gas to reserve capacity on its system, under certain conditions, for future expansion projects, thereby promoting the efficient use and allocation of capacity on Texas Gas’ system while preserving the rights of expansion/extension shippers.  This would eliminate the applicability of the right of first refusal procedures to interim service agreements entered into for service for the reserved capacity during the period it is reserved.  Texas Gas requested that FERC allow the new provision to become effective on July 1, 2005. On June 27, 2005, FERC issued a delegated order in which it accepted Texas Gas’ revised tariff sheets for the requested effective date, subject to the submission of a compliance filing within thirty days that would address certain issues.  The order directed Texas Gas to revise its proposed new section to provide that the posting and awarding of reserved capacity would be in accordance with the terms of its existing tariff, and to assure that the minimum terms and conditions used for both the mandatory pre-reservation open season and the expansion project open season are the same.  By letter order dated September 14, 2005, FERC accepted Texas Gas’ July 25, 2005 compliance filing making the required revisions.

On September 27, 2005, Gulf South received FERC approval under Docket No. CP04-425 to extend until October 31, 2006 its limited term certificate which increases working gas capacity at the Jackson, Mississippi storage facility by 2.4

Bcf.  In addition, on October 17, 2005, Gulf South received FERC approval under Docket No. CP05-354 to permanently increase the working gas capacity at the Bistineau, Louisiana storage facility by 11.9 Bcf.

General Rate Case

On April 29, 2005, Texas Gas filed a general rate case. The rate case reflects a requested increase in annual cost of service from $258.0 million to $300.0 million, primarily attributable to increases in the utility rate base, operating expenses, rate of return and related taxes.  On May 31, 2005, FERC issued an order (Suspension Order) accepting and suspending the filed rates to become effective November 1, 2005, subject to refund in the event lower rates are finally established in the rate case.  The Suspension Order rejected certain alternate tariff sheets filed by Texas Gas as moot due to the May 4, 2005 issuance of FERC's policy statement on income tax allowances.  The Suspension Order set the rate case for a hearing before an administrative law judge.  The rate case is currently in the early stages of discovery with a hearing scheduled to commence April 25, 2006.   Texas Gas has started informal settlement negotiations with all participants in an attempt to resolve all issues without a formal hearing.

Pipeline Integrity

Regulations adopted by the Office of Public Safety of the U.S. Department of Transportation require natural gas pipeline operators to assess, evaluate, repair and validate, through a comprehensive analysis, the integrity of pipeline segments that could affect high consequence areas in the event of a leak or failure.  This process requires pipeline operators to incur costs to develop integrity management plans, prepare pipelines for inspection, conduct pipeline assessments, make subsequent repairs, and perform other ongoing activities of an integrity management program.

On June 30, 2005, FERC issued an order addressing the proper accounting for the costs that pipeline operators will incur in implementing all aspects of pipeline integrity management programs in high consequence areas. FERC’s general accounting rules provide that costs incurred to inspect, test and report on the condition of plant to determine the need for repairs or replacements are to be charged to maintenance expense in the period the costs are incurred. Therefore, costs to prepare a plan to implement an integrity management program, costs to identify high consequence areas, costs to inspect affected pipeline segments, and costs to develop and maintain a recordkeeping system to document program implementation and actions (other than costs to develop internal-use computer software during the application development stage) should be expensed. However, costs of pipeline additions or modifications undertaken to prepare for a pipeline assessment and costs of remedial and mitigation actions to correct an identified condition which could threaten a pipeline’s integrity may be capitalized consistent with FERC’s general accounting rules for the addition or replacement of plant.

FERC’s accounting guidance is effective prospectively, beginning with integrity management costs incurred on or after January 1, 2006. Amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. Boardwalk believes it is compliant with FERC’s accounting guidance and does not expect any material impact from implementation of these accounting guidelines.

Environmental and Safety Matters

The pipelines are subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. Boardwalk accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated.

During 2004, Texas Gas entered into agreements, or met with various state agencies, to address remediation issues primarily on a voluntary basis. As a result of these actions, Texas Gas increased its environmental accrual by $3.9 million during the fourth quarter of 2004.  As of September 30, 2005 and December 31, 2004, Texas Gas had an accrued liability of $4.0 and $4.1 million, respectively, for estimated probable costs associated with environmental assessment and remediation, primarily for remediation associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury.  This accrual represents management’s best estimate of the undiscounted future obligation based on evaluations and discussions with counsel and independent consultants and the current facts and circumstances related to these matters. The assumptions are based on a substantial number of existing assessments and completed remedial activities by third-party consultants, including a Texas Gas system-wide assessment and/or cleanup of polychlorinated biphenyls, petroleum hydrocarbons, mercury and asbestos abatement. Texas Gas is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in a change in the total estimated costs.  These costs are expected to occur over approximately the next five years.

In connection with the acquisition of Gulf South, an analysis of the environmental contamination and related remediation costs at sites owned and/or operated by Gulf South was conducted by Boardwalk and Gulf South management in conjunction with a third-party consultant (the Environmental Consultant).  As a result, Gulf South has recorded a $13.1 million environmental accrual.  The non-current portion of this accrual was $11.6 million at September 30, 2005 and $12.8 million at December 31, 2004 and the current portion of this accrual was $1.5 million at September 30, 2005. Boardwalk is continuing to review and assess these matters and anticipates that this process will be completed by year-end 2005. The accruals recorded by Gulf South were based upon management’s review and analysis of the findings of the Environmental Consultant, including the assumptions underlying such findings. Those assumptions reflect management’s best estimate of the probable remediation costs based on the known levels of contamination and the historical experience of individual pipelines and the Environmental Consultant in remediating such contamination. The actual cost of remediation could be impacted by the discovery of additional contamination, including for example groundwater contamination, at one or more sites as a result of Boardwalk’s ongoing due diligence review or additional information Boardwalk uncovers during the course of remediating a particular site, as well as by determinations or requests, if any, made by regulatory authorities relating to the remediation of any particular site. Management will adjust its estimates and the related accrual, as appropriate. Boardwalk expects to complete its assessment by December 31, 2005.

Boardwalk’s pipelines are subject to the Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the existing federal CAA. The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxins, areas of ozone non-attainment and acid rain. Boardwalk operates two facilities in areas affected by non-attainment requirements for the current ozone standard (eight-hour standard). As of September 30, 2005, Texas Gas had incurred costs of approximately $13.1 million for emission control modifications of compression equipment located at facilities required to comply with current federal CAA provisions, the Amendments and state implementation plans for nitrogen oxide reductions.  Since the GS-Acquisition, Gulf South has incurred costs of $0.2 million for emission control modifications of compression equipment located at facilities required to comply with these provisions.  Boardwalk anticipates additional costs of $0.3 million during 2005.  These costs are being recorded as additions to property, plant and equipment as the modifications are added. However, if the EPA designates additional new non-attainment areas where Boardwalk operates, the cost of additions to property, plant and equipment is expected to increase.  As a result, Boardwalk is unable at this time to estimate with any certainty the cost of any additions that may be required.

Additionally, the EPA promulgated new rules regarding hazardous air pollutants in 2004 which will impose controls in addition to the measures described above. Boardwalk has four facilities which will be affected by the new regulations at an estimated cost of $1.6 million.  The effective compliance date for the hazardous air pollutants regulations is 2007.  Boardwalk anticipates installation of associated controls to meet these new regulations in 2006 and 2007.  In addition, three of Gulf South’s facilities located in Texas are required to make changes to meet additional requirements imposed by the state of Texas in regards to the CAA.  The effective compliance date for such additional Texas requirements is March 1, 2007.  Gulf South expects to spend approximately $0.6 million to meet these requirements.  Boardwalk has assessed the impact of the CAA on its facilities and does not believe compliance with these regulations will have a material impact on the results of continuing operations or cash flows.

Commitments for Construction

Capital expenditures for the year ending December 31, 2005 are expected to be approximately $75.6 million, net, consisting of $36.6 million for capital maintenance projects and $39.0 million for the growth/expansion projects, of which $13.6 million is for the storage expansion project in western Kentucky.  Boardwalk had incurred $49.8 million, net, in capital expenditures through September 30, 2005.

Litigation

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

Napoleonville Salt Dome Matter

On or about December 24, 2003, natural gas leaks were observed at the surface near two natural storage caverns that were being leased and operated by Gulf South for natural gas storage in Napoleonville, Louisiana. Gulf South commenced remediation efforts immediately and has ceased using those storage caverns. Two class action lawsuits have been filed to date relating to this incident; a declaratory judgment action has been filed and stayed against Gulf South by the lessor of the property, and several individual actions have been filed against Gulf South and other defendants by local residents and businesses. Gulf South has been informed by plaintiff’s counsel in the two class action lawsuits that they intend to convert the class actions lawsuits into individual actions.  Pleadings to institute such a change in status have been circulated in one of the cases. Gulf South intends to vigorously defend each of these actions; however, it is not possible to predict the outcome of this litigation.  Litigation is subject to many uncertainties, and it is possible that these actions could be decided unfavorably.  Gulf South may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

For the period from the GS-Acquisition through September 30, 2005, Gulf South had incurred $4.1 million for remediation costs, root cause investigation, and legal fees.  Gulf South had an accrual balance at September 30, 2005 and December 31, 2004 of $1.2 million and $2.5 million, respectively, in Other liabilities pertaining to this incident. Boardwalk has made demand for reimbursement from its insurance carriers and will continue to pursue recoveries of the remaining expenses, including legal expenses, but to date its insurance carriers have not taken any definitive coverage positions. The total range of loss related to this incident could not be estimated at September 30, 2005.

Other Legal Matters

Boardwalk and its subsidiaries are parties to various legal actions arising in the normal course of business. Management believes that the disposition of outstanding legal actions will not have a material adverse impact on its future financial condition, results of operations or cash flows.

Note 5:  Indebtedness

Long-term debt issues were outstanding as follows (expressed in thousands):

	September 30, 2005	December 31, 2004
Boardwalk Pipelines, LLC
5.20% Notes due 2018	$ 185,000	$ 185,000
Interim Term Loan	-	575,000
5.50% Notes due 2017	300,000	-

Texas Gas Transmission, LLC
7.25% Debentures due 2027	100,000	100,000
4.60% Notes due 2015	250,000	250,000

Gulf South Pipeline Company, LP
5.05% Notes due 2015	275,000	-
	1,110,000	1,110,000
Unamortized debt discount	(8,912)	(3,865)
Total long-term debt	$ 1,101,088	$ 1,106,135

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

On September 30, 2005, Boardwalk executed a commitment letter for a $200.0 million, five-year, revolving credit facility to be effective with the conversion of Boardwalk to a limited partnership, but no later than November 15, 2005.  The proceeds of the revolver would be used by Boardwalk for general partnership purposes.

Note 6:  Employee Benefits

Certain of Boardwalk’s employees are covered under a non-contributory, defined benefit retirement plan. Boardwalk’s general funding policy is to contribute amounts deductible for federal income tax purposes.  Due to its fully funded status, Boardwalk has not been required to fund the retirement plan since 1986.  As of September 30, 2005, no contributions had been made for the current year. Boardwalk also provides life insurance and health care plans which accord postretirement medical benefits to certain retired Boardwalk employees.

Net periodic benefit cost components are as follows (expressed in thousands):

Pension Benefits		Other Postretirement Benefits
For the Three Months Ended September 30,		For the Three Months Ended September 30,
2005	2004	2005	2004

Service cost	$ 975	$ 900	$ 519	$ 524
Interest cost	1,500	1,425	1,806	1,478
Expected return on plan assets	(1,725)	(1,675)	(1,158)	(1,313)
Amortization of accumulated loss (gains)	-	-	90	(16)
Regulatory accrual	(750)	(650)	68	652
Estimated net periodic benefit cost	$ -	$ -	$ 1,325	$ 1,325

Pension Benefits		Other Postretirement Benefits
For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
2005	2004	2005	2004

Service cost	$ 2,925	$ 2,700	$ 1,557	$ 1,572
Interest cost	4,500	4,275	5,418	4,434
Expected return on plan assets	(5,175)	(5,025)	(3,474)	(3,939)
Amortization of accumulated loss (gains)	-	-	270	(49)
Regulatory accrual	(2,250)	(1,950)	204	1,957
Estimated net periodic benefit cost	$ -	$ -	$ 3,975	$ 3,975

Note 7:  Related Parties

Boardwalk’s subsidiaries are a significant potential source of liquidity and they participate in Boardwalk’s cash management program to the extent they are permitted to do so under FERC regulations. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or requirements, Boardwalk either provides cash to them or they provide cash to Boardwalk.  The advances are represented by demand notes.  The interest rate on inter-company demand notes is LIBOR on the first day of each three-month period plus one percent and is compounded monthly.

Boardwalk makes advances to Holding Corp.  The advances due Boardwalk by Holding Corp at September 30, 2005 and December 31, 2004, were $69.6 million and $41.8 million, respectively. It is management’s intent to settle these advances within twelve months of these Condensed Consolidated Statements of Financial Position. Loews charges Boardwalk for all direct and indirect expenses incurred on its behalf, including overhead allocated to Boardwalk by Loews in amounts allowable consistent with accounting and allocation methodologies generally permitted by FERC for rate making purposes. For the three and nine months ended September 30, 2005, Boardwalk was charged $3.6 million and $7.6 million, respectively. For the same periods in 2004, Boardwalk was charged $1.7 million and $4.9 million, respectively.

Item 2.  Management’s Discussion and Analysis

Boardwalk is the parent company of Texas Gas and Gulf South, each of which is an interstate natural gas pipeline company. Boardwalk is a holding company and conducts all of its operations through Texas Gas and Gulf South. Boardwalk has no significant assets or operations other than its investments in Texas Gas and Gulf South.  Boardwalk is wholly owned by Boardwalk Pipelines Holding Corp (Holding Corp).  Holding Corp is a wholly owned subsidiary of Loews Corporation (Loews). The discussion throughout this analysis refers to Boardwalk and its wholly owned subsidiaries, Texas Gas and Gulf South.

On August 16, 2005, Boardwalk Pipeline Partners, LP (Boardwalk Partners), a limited partnership recently formed by Holding Corp, filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of common units.  Immediately prior to the time the registration statement becomes effective, Boardwalk plans to distribute certain working capital assets to Holding Corp and then convert to a limited partnership.  As a result of these transactions, this limited partnership will become a subsidiary of Boardwalk Partners.

Boardwalk acquired Gulf South on December 29, 2004 (GS-Acquisition), including its entire revenue stream and basic operating cost structure.  Gulf South added approximately 6 employees, in addition to shared resources from Texas Gas, to replace human resources and certain accounting and finance services provided by Gulf South's previous owner, Entergy-Koch, LP (EKLP).  Gulf South's information technology services were previously provided by a third party and during the third quarter of 2005, Gulf South assumed responsibility for these services resulting in the addition of approximately 15 employees.  The increased costs associated with the additional employees were offset by the elimination of charges incurred from EKLP and the third party information technology service provider.

Results of Operations

Impact of Hurricanes Katrina and Rita

In late August and September 2005, Hurricanes Katrina and Rita and related storm activity, such as windstorms, storm surges, floods and tornadoes, caused extensive and catastrophic physical damage in and to the offshore, coastal and inland areas located in the Gulf Coast region of the United States, specifically parts of Louisiana, Mississippi and Alabama. A substantial portion of Gulf South’s pipeline assets and a smaller portion of Texas Gas’ pipeline assets are located in the area directly impacted by the hurricanes.

Gulf South’s system experienced damage to its gas metering facilities, cathodic protection devices, communication devices, rights of way and other above ground facilities such as office buildings and signage. Texas Gas’ system experienced only minimal damage. The pipelines continued to operate throughout the hurricanes and thereafter and the vast majority of service to customers was not interrupted.  The costs of the damages are not expected to exceed $10.0 million, which reflects anticipated replacement cost based upon current estimates.  While Boardwalk anticipates coverage for costs by its insurance carriers after meeting certain deductibles, it has not recorded any anticipated insurance recovery to date as the claims process is in its early stage and has not met applicable accounting standards to record such anticipated receipts.  However, after a complete assessment of the extent of the damages caused by and the repairs, cleanup, lost gas and other storm related expenditures relating to the hurricanes, including the possible relocation of pipeline facilities, the total cost of damages could be higher than current estimates.

The following hurricane related costs are reflected in the Condensed Consolidated Statements of Financial Position as of September 30, 2005:

•

$0.3 million decrease in Receivables trade, net of allowance for doubtful accounts, due to the bankruptcy of  a customer as a result of the impact of Hurricane Katrina;

•

$2.0 million decrease in Inventories due to lost gas; and

•

$3.3 million increase in Other current liabilities due to right of way services, rents and relocation expenses, and damages to property, plant and equipment.

The following hurricane related costs are reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005:

•

$0.3 million decrease in Other operating revenues due to lost inventory;

•

$5.4 million increase in Operation and maintenance costs due to lost gas, personnel costs, right of way services, damages to property, plant and equipment and rents and relocation expenses; and

•

$0.3 million increase in Administrative and general costs due to the bankruptcy of a customer as a result of the impact of Hurricane Katrina.

Of the total $6.0 million hurricane related costs incurred, all impacting Gulf South, $0.4 million had been paid through September 30, 2005.

The effects of Hurricanes Katrina and Rita have or may impact Boardwalk’s business in a number of ways:

•

The destruction of facilities of some of Gulf South’s customers, such as the cities of New Orleans, Gulfport and Bay St. Louis and various industrial end user customers, has reduced the amount of gas they are taking from its system. To the extent that impacted industrial customers are served under interruptible contracts, the reduced throughput will result in a direct reduction of revenues. The municipalities and local distribution companies are primarily served under firm transportation and storage contracts and, as a result, are still obligated to pay capacity reservation charges notwithstanding the reduced throughput. However, Gulf South cannot predict the extent to which it may not become able to collect these capacity reservation charges or other obligations, such as receivables for loaned gas, including because of the filing for bankruptcy protection by certain customers. Any available capacity on its system as a result of this reduced throughput would be available to be sold to other customers.

•

Damage to facilities of some of Gulf South’s natural gas suppliers has reduced the supply of gas available to its transportation customers at certain locations along the Gulf Coast. For example, the Venice, Louisiana gas processing plant which can supply Gulf South with up to 600.0 MMcf per day was severely damaged by the storm and it is uncertain if and when it will return to service. Reduced supply decreases the transportation opportunities of Gulf South’s customers on its system, resulting in reduced commodity revenues, including interruptible service charges and fuel charges.

•

Natural gas commodity prices have increased sharply following the hurricanes, which could result in reduced overall demand for natural gas by industrial customers which would negatively impact Gulf South’s commodity revenues from discretionary transportation. In addition, higher natural gas prices could positively or negatively impact parking and lending and interruptible storage services for both Gulf South and Texas Gas, depending on price volatility.

•

As a result of damage to some of Gulf South’s gas metering equipment, it has not been able to accurately measure the amount of natural gas flowing through its system at certain points.  This could lead to disputes with affected customers over the alternative measurement methods used to derive the volume of gas flowing through those meters.

•

As a result of the planned reconstruction of New Orleans, Louisiana, Biloxi, Mississippi, and other cities and industrial facilities damaged by the hurricanes, Gulf South could be required to relocate some of its pipeline facilities, possibly at Gulf South’s expense.

Although Boardwalk does not currently anticipate that the overall impact of Hurricanes Katrina and Rita will have a material adverse effect upon its future financial condition, results of operations or cash flows, in light of the magnitude of the damage caused by the hurricanes and the enormity of the relief and reconstruction effort, substantial uncertainty remains as to the ultimate impact on its business, financial condition and results of operations in the near or long term. The reconstruction of the Gulf Coast region is in the early planning stages and the implementation and success of these plans are outside Boardwalk’s control.

Results of Operations for the Three Months Ended September 30, 2005 and September 30, 2004

Since Gulf South was not acquired until December 29, 2004, the discussion of the results of operations for the three months ended September 30, 2004, includes only activity for the Texas Gas subsidiary.

Boardwalk’s operating revenues increased by $73.9 million, or 158%, to $120.8 million for the three months ended September 30, 2005, compared to $46.9 million, for the three months ended September 30, 2004, of which $72.0 million was attributable to Gulf South.  The changes in revenues were primarily as follows:

•

Gas transportation revenue increased by $68.4 million, of which $65.1 million was attributable to Gulf South. The remaining increase was primarily due to summer-no-notice and interruptible transportation services due to increased load for power plants as a result of warmer than normal temperatures in the summer months.

•

Gas storage revenue increased by $5.0 million, of which $6.0 million was attributable to Gulf South.  This increase was offset by a decrease of $1.0 million due to lower interruptible storage services as a result of lower storage capacity and higher summer gas prices.

•

Other revenues increased $0.4 million, of which $0.9 million was attributable to Gulf South, primarily due to condensate sales and services and measurement gains. This increase was offset by a decrease of $0.5 million primarily related to lower incidental gas and oil sales.

Operating costs and expenses increased by $61.6 million, or 162%, $99.6 million for the three months ended September 30, 2005, compared to $38.1 million for the three months ended September 30, 2004, of which $59.6 million was attributable to Gulf South.   The changes in operating costs and expenses were primarily as follows:

•

Operation and maintenance expenses increased $40.5 million in the third quarter 2005, of which $39.6 million was attributable to Gulf South.

•

Administrative and general expenses increased $10.3 million in the third quarter of 2005, of which $8.2 million was attributable to Gulf South, with the balance primarily attributable to:

o

$1.1 million increase in employee benefits;

o

$0.6 million increase in information technology expenses for professional and contractual services; and

o

$0.3 million increased in audit fees due to increase regulatory requirements.

o

These increases were offset by $0.4 million decrease in property and liability insurance costs due to economies of scale.

•

Depreciation and amortization expense increased by $9.6 million, of which $9.8 million was attributable to Gulf South.

•

Taxes other than income taxes increased $1.2 million, of which $1.9 million was attributable to Gulf South, offset by $1.1 million decrease in franchise taxes related to third quarter 2004 accrual adjustment for Louisiana franchise taxes.

•

Total other deductions increased $6.5 million for the third quarter of 2005, of which $3.6 million was attributable to Gulf South.  The remainder was primarily attributable to an increase in interest expense due to the additional debt from the purchase of Gulf South, offset by an increase in interest income due to higher cash balances and an increase in the rate of return on those balances.

Results of Operations for the Nine Months Ended September 30, 2005 and September 30, 2004

Since Gulf South was not acquired until December 29, 2004, the discussion of the results of operations for the nine months ended September 30, 2004, includes only activity for the Texas Gas subsidiary.

Boardwalk’s operating revenues increased by $204.7 million, or 111%, to $389.2 million for the nine months ended September 30, 2005, compared to $184.5 million for the nine months ended September 30, 2004 of which $211.9 million was attributable to Gulf South.  The changes in revenues were primarily as follows:

•

Gas transportation revenue increased by $175.6 million, of which $180.2 million was attributable to Gulf South. In addition, summer no-notice transportation service increased $1.8 million due to increased load for power plants due to warmer than normal temperatures in the summer months.  These increases were offset by:

o

Firm and no-notice transportation contract expirations and contract renegotiations at lower rates resulting in demand revenues decreasing by $4.3 million for the period; and

o

Unusually high storage levels resulting in reduced storage flexibility, which lowered parking and lending service revenues by $2.1 million for the period.

•

Gas storage revenue increased by $22.0 million, of which $23.1 million was attributable to Gulf South.  This increase was offset primarily by a decrease of $1.0 million in Texas Gas storage due to the unfavorable market conditions in the 2004-2005 winter season and 20% warmer weather during January and February of 2005, resulting in lower use of storage services.

•

Other revenues increased $7.1 million, of which $8.5 million was attributable to Gulf South, primarily due to condensate sales and services and measurement gains.  This increase was offset by $1.4 million due to the loss of rental revenue of $0.8 million and lower incidental gas and oil sales of $0.6 million.

Operating costs and expenses increased by $145.5 million, or 133%, to $255.0 million for the nine months ended September 30, 2005 compared to $109.5 million for the nine months ended September 30, 2004, of which $145.1 million was attributable to Gulf South. The changes in operating costs and expenses were primarily as follows:

•

Operation and maintenance expenses increased $88.1 million, of which $85.6 million was attributable to Gulf South and $2.2 million was primarily attributable to non-recurring system management tracker credits received during the period in 2004.

•

Administrative and general costs increased by $22.0 million to $60.5 million, of which $23.5 million was attributable to Gulf South. These increases were offset by $1.2 million lower insurance costs due to economies of scale.

•

Depreciation and amortization expense increased by $27.9 million, of which $28.5 million was attributable to Gulf South, offset by $0.6 million lower amortization expense due to computer software becoming fully amortized in early 2005.

•

Taxes other than income taxes increased $7.4 million, of which $7.5 million was attributable to Gulf South.

•

Total other deductions increased $19.3 million, of which $10.0 million was attributable to Gulf South. The remainder of the increase was interest expense due to the GS-Acquisition, offset by an increase in interest income due to higher cash balances and an increase in the rate of return on those balances.

Liquidity and Capital Resources

Boardwalk is a holding company and derives all of its operating cash flow from its subsidiaries, Texas Gas and Gulf South.  Boardwalk’s primary capital requirement is to make interest payments on its outstanding debt.  Texas Gas and Gulf South fund their respective operations and capital requirements with cash flows from operating activities. In addition, Boardwalk can demand that its notes representing advances made to Holding Corp be repaid at any time.

Texas Gas and Gulf South participate in Boardwalk’s cash management program to the extent they are permitted under FERC regulations.  Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or requirements, Boardwalk either provides cash to them or they provide cash to Boardwalk.

Boardwalk’s capital expenditures, net, for the first nine months of 2005 and 2004 were $49.8 million and $20.0 million, respectively. The increase in capital expenditures through September 30, 2005 was primarily attributable to the storage expansion project by Texas Gas and the acquisition of Gulf South. Boardwalk’s capital expenditures for the year ending December 31, 2005 are expected to approximate $75.6 million and be funded through cash flows from operating activities.

Contractual Obligations

The table below summarizes significant contractual cash payment obligations as of September 30, 2005 by period (in millions).

	Payments due by period
	Total	Remainder 2005	2006-2008	2009-2011	After 2011
Lease commitments	$ 9.9	$ 0.9	$ 4.3	$ 1.5	$ 3.2
Interest on long-term debt	721.1	11.2	176.3	176.3	357.3
Capital commitments	27.1	25.8	1.3	-	-
Principal payments on long-term debt	1,110.0	-	-	-	1,110.0
Total	$ 1,868.1	$ 37.9	$ 181.9	$ 177.8	$1,470.5

Off-Balance Sheet Arrangements

Boardwalk has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Critical Accounting Policies and Estimates

See Management’s Narrative Analysis of Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed discussion of Boardwalk’s critical accounting policies.  These policies include Regulation, Contingencies, and Purchase Price Allocation and Impairment of Goodwill.  Boardwalk also considers defined benefit plans and environmental liabilities to be critical accounting estimates as discussed below.

Defined Benefit Plans

 Boardwalk has a defined-benefit pension plan for essentially all of its Texas Gas employees. Texas Gas also has a health care plan which accords postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. The fair value of pension plan assets equals the actual market value at the end of the reported periods. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans.  These factors include assumptions about the discount rate, expected return on plan assets, and rate of future compensation increases, within certain guidelines. In addition, Boardwalk’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of expense and liability recorded in future periods.

Environmental Liabilities

Boardwalk’s environmental liabilities are based on management’s best estimate of the undiscounted future obligation for probable costs associated with the environmental assessment and remediation of its operating sites. These estimates are based on evaluations and discussions with counsel and independent consultants and the current facts and circumstances related to these environmental matters. Boardwalk’s environmental accrued liabilities could change substantially in the future due to factors such as the nature and extent of any contamination, changes in remedial requirements, technological changes, discovery of new information, and the involvement of and direction taken by the EPA, FERC and other governmental authorities on these matters. Boardwalk continues to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated environmental costs.

Impact of Inflation

Boardwalk generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, benefits, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased operating and maintenance costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Boardwalk’s property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Boardwalk believes it may be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. However, cost-based regulation along with competition and other market factors limit its ability to price services or products to ensure recovery of inflation’s effect on costs.

Trends and Uncertainties

The following trends and uncertainties have had and are likely to continue to have a material impact on Boardwalk’s results of operations and liquidity:

•

Increasing competition for the transportation and storage of available gas supplies originating in a number of its supply areas.

•

Increasing competition from new and proposed pipelines providing natural gas to its market areas from other supply areas.

•

A desire of its customers to replace long-term contracts with contracts of shorter duration when their current contracts expire.

•

Disruption at the facilities of gas suppliers and end users in the Gulf Coast region and other uncertainties regarding the impact of Hurricanes Katrina and Rita.

•

Increased demand for natural gas in its traditional market areas at a rate greater than discoveries of natural gas in its supply areas.

•

The likelihood that liquefied natural gas (LNG) from the Gulf Coast region will become an increasingly important source of supply for its customers.

•

Increases in the differential between the sale price of natural gas in its market areas and the price at which natural gas may be purchased in certain of its supply areas, particularly east Texas, where pipeline capacity restraints limit the gas which may be sold from that region.

Boardwalk believes the collective impact of the trends and uncertainties described in the first four bullet points above may result in an increasingly competitive gas transportation market. This could result in reduced rates on many of its contracts, adversely affecting revenue. Boardwalk believes that the impact of the factors described in the last three bullet points above may provide it with growth opportunities. They may also result in the need for increasing amounts of capital expenditures to take advantage of opportunities to bring new supplies of natural gas into its systems to maintain or possibly increase its transportation volumes.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this Report as well as some statements in periodic press releases and some oral statements made by officials of Boardwalk and its subsidiaries are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Act). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,”  “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by Boardwalk or its subsidiaries which may be provided by management are also forward-looking statements as defined by the Act.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond Boardwalk’s control, that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•

The gas transmission and storage operations of Boardwalk’s subsidiaries are subject to rate-making policies that could have an adverse impact on their ability to recover the full cost of operating their pipelines, including a reasonable return.

•

The impact of Hurricanes Katrina and Rita could have a material adverse effect on Boardwalk’s business, financial condition and results of operations.

•

Boardwalk is subject to laws and regulations relating to the environment which may expose it to significant costs, liabilities and loss of revenues. Any changes in such regulations or their application could negatively affect its results of operations.

•

Boardwalk’s operations are subject to operational hazards and unforeseen interruptions for which it may not be adequately insured.

•

Because of the natural decline in gas production from existing wells, Boardwalk’s success depends on its ability to obtain access to new sources of natural gas, which is dependent on factors beyond its control. Any decrease in supplies of natural gas in its supply areas could adversely affect its business and operating results.

•

Successful development of LNG import terminals in the eastern or northeastern United States could reduce the demand for Boardwalk’s services.

•

Boardwalk may not be able to maintain or replace expiring gas transportation and storage contracts at favorable rates.

•

Boardwalk depends on certain key customers for a significant portion of its revenues. The loss of any of these key customers could result in a decline in its revenues.

•

Significant changes in natural gas prices could affect supply and demand, reducing system throughput and adversely affecting Boardwalk’s revenues.

Developments in any of these areas could cause Boardwalk’s results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report and Boardwalk expressly disclaims any obligation or undertaking to update these statements to reflect any change in Boardwalk’s expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Boardwalk’s market risk includes its long-term debt. All interest on long-term debt is fixed in nature as shown below:

	Carrying Value as of:
	September 30, 2005	December 31, 2004
	(in thousands)
Fixed rates on long term debt:
5.20% Notes due 2018	$ 185,000	$ 185,000
Interim Term Loan	—	575,000
5.50% Notes due 2017	300,000	—
7.25% Debentures due 2027	100,000	100,000
4.60% Notes due 2015	250,000	250,000
5.05% Notes due 2015	275,000	—
	1,110,000	1,110,000
Unamortized debt discount	(8,912)	(3,865)
Total long-term debt	$ 1,101,088	$1,106,135

Total long-term debt at September 30, 2005 had a carrying value of $1,101.1 million and a fair market value of $1,096.8 million. Total long-term debt at December 31, 2004 had a carrying value of $1,106.1 million and a fair market value of $1,105.4 million.  As of September 30, 2005 and December 31, 2004, the weighted-average interest rate of Boardwalk’s long-term debt was 5.29% and 4.26%, respectively.

At September 30, 2005 and at December 31, 2004, approximately $1.7 million and $3.5 million, respectively, of Gulf South’s gas stored underground, which it owns and carries as inventory, was exposed to commodity price risk. In accordance with Gulf South’s risk management policy, Gulf South utilizes natural gas futures, swap, and option contracts (collectively, “hedge contracts”) to hedge certain exposures to market price fluctuations on its anticipated purchases and sales of gas. These hedge contracts are reported at fair value in accordance with SFAS No. 133. The changes in fair value of the hedge contracts are expected to, and do, have a high correlation to changes in the anticipated purchase and sales prices of gas and therefore qualify for hedge accounting under SFAS No. 133. In addition, if the hedge contracts cease to have high correlation or if the anticipated purchase or sale is deemed no longer probable to occur, hedge accounting is terminated and the associated changes in the fair value of the derivative financial instruments are recognized in the related period on the Consolidated Statements of Operations. The related gains and losses derived from changes in the fair value of hedge contracts are deferred as a component of Accumulated other comprehensive loss. These deferred gains and losses are recognized in the Consolidated Statements of Operations when the hedged anticipated purchases or sales affect earnings. However, to the extent that the change in the fair value of the hedge contracts does not effectively offset the change in the fair value of the anticipated purchase or sales, the ineffective portion of the hedge contracts is immediately recognized.

As of September 30, 2005, Boardwalk had a liability related to the hedge contracts of approximately $2.4 million included in Other current liabilities and $0.2 million in Other liabilities on the Condensed Consolidated Statements of Financial Position. As of December 31, 2004, Boardwalk had an asset of approximately $0.3 million related to the hedge contracts included in Prepaid expenses and other current assets on the Condensed Consolidated Statements of Financial Position. As of September 30, 2005, Boardwalk had a deferred loss on cash flow hedges in Accumulated other comprehensive loss of $1.6 million, net of income taxes. As of December 31, 2004, there was no deferred loss on cash flow hedges. Boardwalk expects to reclassify the entire amount of Accumulated other comprehensive loss to earnings by December 31, 2006.

Boardwalk is exposed to credit risk.  Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations.  Boardwalk’s exposure generally relates to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk to them generally under parking and lending services and no-notice services.

Since April 1999, average natural gas prices have risen from approximately $2.00 to over $12.28 per MMBtu. This rise in gas prices has materially increased credit risk related to gas loaned to customers.  The highest amount of gas loaned out over the past twenty-four months at any one time by the pipelines to their customers has been approximately 36 Bcf. The market value of that volume, assuming an average market price of $12.28 per MMBtu, would be approximately $442.0 million.  If any significant customer should have credit or financial problems resulting in its delay or failure to repay the gas it owes Boardwalk, it could have a material adverse effect on Boardwalk’s liquidity and financial position.

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

As discussed, Boardwalk completed the acquisition of Gulf South in December 2004, which met the criteria of being a significant acquisition. Boardwalk is in the process of reviewing Gulf South’s internal control structure, and, if necessary, making appropriate changes.  In June 2005, Gulf South installed a new transportation management system that handles nominations, scheduling, and billings.  In September 2005, the majority of the remaining information technology processes that were outsourced by Gulf South are now performed internally and the employees responsible for these processes have become employees of Gulf South.

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

Boardwalk Pipelines, LLC
Registrant

Dated: October 21, 2005	/s/ Jamie L. Buskill Jamie L. Buskill
Vice President and Chief Financial Officer

29